Form 10QSB
period 1996-06-30
TRIUMPHE LEASING IX LP
filed 1996-08-27
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549


                         FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE OF 1934

     For the quarterly period ended      June 30, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from ____________to ____________

     Commission File Number:   33-72740-FW

     TRIUMPHE LEASING IX L. P.
     (Exact name of small business issuer
      as specified in its charter)

     Illinois                            36-3921954
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)

     630 Dundee Road, Suite 345, Northbrook, Illinois 60062
     (Address of principal executive offices)

     847-509-1500
     (Issuer's telephone number, including area code)

     _______________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [X]Yes     [ ]No


                                PART I
                         FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                        TRIUMPHE LEASING IX L.P.
                             BALANCE SHEETS
                               June 30, 1996    December 31, 1995
                               -------------    -----------------
                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents     $ 1,012,382        $   399,800
  Net investment in direct
    financing leases                370,166            297,935
  Prepaid expenses                     -                 3,177
                                  ---------          ---------
     TOTAL CURRENT ASSETS         1,382,548            700,912
                                  ---------          ---------

COMPUTER EQUIPMENT ON OPERATING LEASES
  less accumulated depreciation of
  $1,695,725 and $1,170,850       2,252,573          2,326,293
                                  ---------          ---------

OTHER:
  Net investment in direct
      financing leases              689,535            925,575
  Deferred organization costs,
      less accumulated amortization
      of $12,500 and $10,000         12,500             15,000
                                  ---------          ---------
     TOTAL OTHER ASSETS             702,035            940,575
                                  ---------          ---------

                                $ 4,337,156        $ 3,967,780
                                  =========          =========


See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                       TRIUMPHE LEASING IX L.P.
                            BALANCE SHEETS
                               June 30, 1996    December 31, 1995
                               -------------    -----------------
                                (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable            $    56,457        $   352,120
    Current maturities of long-
      term debt                   1,296,425          1,315,720
    Other liabilities                25,963              2,424
                                  ---------          ---------
      TOTAL CURRENT LIABILITES    1,378,845          1,399,080
                                  ---------          ---------

LONG TERM DEBT,
    less current maturities       1,523,605          1,442,763
                                  ---------          ---------
    TOTAL LIABILITIES             2,902,450          2,841,843
                                  ---------          ---------
PARTNERS' EQUITY:
    General Partners                 14,731             11,560
    Limited Partners              1,419,975          1,114,377
                                  ---------          ---------
       TOTAL PARTNERS' EQUITY     1,434,706          1,125,937
                                  ---------          ---------

                                $ 4,337,156        $ 3,967,780
                                  =========          =========

See accompanying notes to financial statements (Unaudited)


                          TRIUMPHE LEASING IX L.P.
                          STATEMENTS OF OPERATIONS

                                    Six Months        Six Months
                                      Ended             Ended
                                  June 30, 1996     June 30, 1995
                                  -------------     -------------
                                   (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                    $   760,768       $   749,478
  Interest                              9,938              -
                                    ----------        ----------
TOTAL REVENUES                        770,706           749,478
                                    ----------        ----------
OPERATING EXPENSES:
  Interest                            124,852           170,214
  Depreciation & Amortization         527,375           440,606
  Remarketing Commissions Paid
    to Outside Lease Brokers          100,021              -
  Administrative                       62,179            48,789
                                    ----------        ----------
  TOTAL OPERATING EXPENSES            814,427           659,609
                                    ----------        ----------

NET INCOME (LOSS)                 $   (43,721)      $    89,869
                                    ==========        ==========

NET (LOSS) ALLOCATED TO
  General partners                       (437)              899
  Limited partners                    (43,284)           88,970
                                    ----------        ----------
                                  $   (43,721)      $    89,869
                                    ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                      .5961             .3638
   Limited Partners                    59.0257           36.0170

(LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners                      $(733)            $2,470
   Limited Partners                      $(733)            $2,470

See accompanying notes to financial statements (Unaudited)

                           TRIUMPHE LEASING IX L.P.
                           STATEMENTS OF OPERATIONS

                                   Three Months      Three Months
                                      Ended             Ended
                                  June 30, 1996     June 30, 1995
                                  -------------     -------------
                                   (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                    $   373,379       $   350,919
  Interest                              7,907              -
                                    ----------        ----------
TOTAL REVENUES                        381,286           350,919
                                    ----------        ----------
OPERATING EXPENSES:
  Interest                             57,856            70,877
  Depreciation & Amortization         265,772           220,302
  Remarketing Commissions Paid
    to Outside Lease Brokers           31,473              -
  Administrative                       22,420            16,229
                                    ----------        ----------
  TOTAL OPERATING EXPENSES            377,521           307,408
                                    ----------        ----------

NET INCOME                        $     3,765       $    43,511
                                    ==========        ==========

NET INCOME ALLOCATED TO
  General partners                         38               435
  Limited partners                      3,727            43,076
                                    ----------        ----------
                                  $     3,765       $    43,511
                                    ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                      .5961             .2264
   Limited Partners                    59.0257           22.4154

INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners                      $63               $1,921
   Limited Partners                      $63               $1,921

See accompanying notes to financial statements (Unaudited)

                        TRIUMPHE LEASING IX L.P.
                      STATEMENT OF PARTNERS' EQUITY

                      Six Months Ended June 30, 1996
                               (Unaudited)



                                         GENERAL         LIMITED
                           TOTAL         PARTNERS        PARTNERS
PARTNERS' EQUITY
  Beginning of period  $ 1,125,937     $  11,560     $ 1,114,377

CAPITAL CONTRIBUTIONS      501,220         5,095         496,125
NET LOSS                   (43,721)         (437)        (43,284)
OFFERING COSTS             (67,442)         (674)        (66,768)
DISTRIBUTIONS              (81,288)         (813)        (80,475)
                         ----------      --------      ----------
PARTNERS' EQUITY
  End of period        $ 1,434,706     $  14,731     $ 1,419,975
                         ==========      ========      ==========

See accompanying notes to financial statements (Unaudited)

                        TRIUMPHE LEASING IX L.P.
                        STATEMENTS OF CASH FLOWS
                                       Six Months     Six Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $   (43,721)   $    89,869
  Adjustments to reconcile
   net loss to net cash provided
   by operating activities:

     Depreciation & Amortization          527,375        440,606
     Amortization of unearned income      (72,938)      (116,270)
  Changes in assets and liabilities:
     Increase in prepaid expense            3,177          2,932
     Increase in accounts payable         (24,479)        51,006
     (Decrease) in other liabilities       23,539          8,260
                                       -----------    -----------
      Net cash provided by
      operating activities                412,953        476,403
                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases           220,071        348,069
  Purchase of computer equipment
  on operating leases                    (434,479)    (2,023,950)
  Purchase of direct financing leases        -        (1,325,977)
                                       -----------    -----------
      Net cash provided by
      investing activities               (214,408)    (3,001,858)
                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions           501,220        232,878
  Distributions to partners              (81,288)        (36,482)
  Proceeds from issuance of
  nonrecourse debt                      1,742,100      2,983,612
  Principal payments of
  nonrecourse debt                     (1,680,553)      (769,079)
  Offering costs paid                     (67,442)       (30,847)
                                       -----------    -----------
      Net cash (used in)
      financing activities                414,037      2,380,082
                                       -----------    -----------

See accompanying notes to financial statements (Unaudited)

                        TRIUMPHE LEASING IX L.P.
                  STATEMENTS OF CASH FLOWS - CONTINUED
                                      Six Months     Six Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
NET INCREASE IN CASH AND EQUIVALENTS: $   612,582    $  (145,373)

CASH AND EQUIVALENTS,
  at the beginning of the period          399,800        185,925
                                        ----------     ----------
CASH AND EQUIVALENTS,
  at the end of the period            $ 1,012,382    $    40,552
                                        ==========     ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the
  period for interest                 $   124,852    $   170,214

See accompanying notes to financial statements (Unaudited)

                        TRIUMPHE LEASING IX L. P.
                        STATEMENTS OF CASH FLOWS
                                     Three Months   Three Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $     3,765    $    43,511
  Adjustments to reconcile
   net loss to net cash provided
   by operating activities:

     Depreciation & Amortization          265,772        220,302
     Amortization of unearned income      (29,295)       (37,725)
   Changes in assets and liabilities:
     Increase (Decrease) in
      prepaid expense                     (15,757)         1,782
     Increase in accounts payable             336         19,388
     (Decrease) in other liabilities       21,958          3,339
                                       -----------    -----------
      Net cash provided by
      operating activities                246,779        250,597
                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases           102,198        121,692
  Purchase of computer equipment
  on operating leases                        -          (404,174)
                                       -----------    -----------
      Net cash provided by (used in)
      investing activities                102,198       (282,482)
                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions           191,975         72,378
  Distributions to partners               (43,286)       (20,610)
  Proceeds from issuance of
  nonrecourse debt                         62,945        337,575
  Principal payments of
  nonrecourse debt                       (385,546)      (342,270)
  Offering costs paid                     (25,962)       (10,099)
                                       -----------    -----------
      Net cash provided by (used in)
      financing activities               (199,874)        36,974
                                       -----------    -----------

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING IX L. P.
                  STATEMENTS OF CASH FLOWS - CONTINUED

                                     Three Months   Three Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
NET INCREASE IN CASH AND EQUIVALENTS: $   149,102    $     5,089

CASH AND EQUIVALENTS,
  at the beginning of the period          863,279         35,463
                                       -----------    -----------
CASH AND EQUIVALENTS,
  at the end of the period            $ 1,012,382    $    40,552
                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the
    period for interest               $    57,856    $    70,877

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING IX L.P.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at June 30, 1996 and each of the three and six months ended June 30, 1996, and June 30, 1995, is unaudited, and in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

    The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended June 30, 1996 was the tenth quarter of operations.

NOTE 3 - PREPAID EXPENSES

    The prepaid syndication and organization costs are costs that are attributable to the formation and organization of the partnership. These costs are utlimately expected to be approximately $150,000. The portion of these costs which are attributable to organization costs will be amortized using the straight-line method over a sixty-month period.

NOTE 4 - DESCRIPTION OF LEASING ARRANGEMENTS

    The partnership's leasing operations consist principally of leased equipment which it has acquired from third party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases expire over the next three years. The cost of each lease includes an equity investment plus any non-recourse loans obtained to finance the purchase.

NOTE 5 - EQUIPMENT

    Equipment is recorded at cost. Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                        TRIUMPHE LEASING IX L.P.
                     NOTES TO FINANCIAL STATEMENTS




NOTE 5 - NET INVESTMENT IN LEASES


     The following lists the components of the net investment in leases as of June 30, 1996:

Total minimum lease payments to be received         $  1,303,180

Estimated residual values of leased property             196,261

Less: Unearned income                                   (166,740)
                                                       ----------
Net investment in leases                            $  1,059,701
                                                       ==========


      At June 30, 1996, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are as follows:



                YEAR                       AMOUNT

                1996                  $ 1,661,277
                1997                    1,219,727
                1998                      915,387
                1999                      197,027

PART 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on January 31, 1994. As of June 30, 1996 the partnership has sold $1,763,765 in Investor Limited Partner Units. As of June 30, 1996 the partnership had acquired $5,579,659 of leased equipment with an equity investment of $814,044 and non-recourse bank borrowing of $4,765,615. As of June 30, 1996 the partnership had comitted to acquire additional leased equipment of $1,454,349 with an equity investment of $227,616 and non-recourse bank borrowing of $1,226,733.

OPERATIONS
Total revenues increased to $770,706 for the first two quarters of the fiscal year ending December 31, 1996 ("fiscal 1996") from $749,478 for the first two quarters of the fiscal year ended December 31, 1995 ("fiscal 1995"). Total revenues consist of lease rental income, and interest earned on short-term money market investments. The increase in total revenues was primarily attributable to additional leased equipment being purchased, and interest earned on funds held for investment.

Operating expenses increased to $814,427 for the first two quarters of fiscal 1996 from $659,609 for the first two quarters of fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, amortization of organization expenses, and administrative expenses. The increase in operating expenses resulted primarily from an increase in depreciation and remarketing commissions due to the acquisition of additional leased equipment.

Results for this period are not indicative of future annual results because the partnership is still selling units and investing in equipment. Future results of operations will depend upon rates of return achieved on equipment acquisitions and rates achieved on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at June 30, 1996 include undistributed cash available from operations during the period January 31, 1994 to June 30, 1996.

The partnership has a program which provides for the temporary investment of cash in various short-term money market instruments pending disbursement for operations or distributions to partners.

The partnership generally financed the purchase of equipment by the use of loans in an amount in excess of 85% of the purchase price thereof. All of the loans incurred were non-recourse to the partnership and were or will be fully amortized by the monthly rental payments due to the partnership under related leases.

The partnership's current cash and working capital position are sufficient to meet the partnership's current and long-term liquidity requirements without additional financing. Notwithstanding the foregoing, in the event that the partnership sells additional units pursuant to this offering, there is no assurance that the partnership will be able to obtain sufficient debt financing to make equipment investments with the degree of leverage that it has employed to date.

The partnership maintains, to the extent practicable, a working capital and contingency reserve in an amount not to exceed 1% of the gross proceeds from the offering of Units, subject to business and distribution requirements. Such amount, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies.

                       TRIUMPHE LEASING IX L.P.
                      PART 2 - OTHER INFORMATION



NONE

                        SIGNATURES



  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       TRIUMPHE LEASING IX L.P.

                      By:  TL GENERAL IX CORP.,
                           Its: General Partner



  Date  August 13, 1996        By: /s/ Gerald A. Horwitz
                                  ------------------------------
                                  Gerald A. Horwitz, President
                                  of the Corprate General Partner
                                  (Principal Executive Officer)




  Date  August 13, 1996        By: /s/ Jerry L. Schwartz
                                  ------------------------------
                                  Jerry L. Schwartz,
                                  Vice President,
                                  Secretary and Treasurer of the
                                  Corporate General Partner
                                  (Principal Financial and
                                  Accounting Officer)


  Date  August 13, 1996       By: /s/ Gerald A. Horwitz
                                 -------------------------------
                                   Gerald A. Horwitz
                                   Its: General Partner