Form 10QSB/A
period 1996-06-30
TRIUMPHE LEASING IX LP
filed 1996-10-03
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 8

               Amendment to Application or Report
          Filed Pursuant to Section 12, 13 or 15(d) of
               The Securities Exchange Act of 1934

                   TRIUMPHE LEASING IX L. P.
         (Exact name of registrant as specified in charter)

                        Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for June 30, 1996 on Form 10-QSB as set forth in the pages attached hereto:

     Exhibit 27   Financial Data Schedule for the 2nd Qtr 10-QSB

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this admendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TRIUMPHE LEASING IX L. P.
                                (Registrant)

                          By:  TL GENERAL IX CORP.,
                               Its: General Partner



  Date  October 3, 1996        By: /s/ Gerald A. Horwitz
                                  ------------------------------
                                  Gerald A. Horwitz, President
                                  of the Corprate General Partner
                                  (Principal Executive Officer)




  Date  October 3, 1996        By: /s/ Jerry L. Schwartz
                                  ------------------------------
                                  Jerry L. Schwartz,
                                  Vice President,
                                  Secretary and Treasurer of the
                                  Corporate General Partner
                                  (Principal Financial and
                                  Accounting Officer)


  Date  October 3, 1996       By: /s/ Gerald A. Horwitz
                                 -------------------------------
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