Form 10QSB
period 1996-09-30
TRIUMPHE LEASING IX LP
filed 1996-11-08
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549


                         FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE OF 1934

     For the quarterly period ended      September 30, 1996

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

                                            [X]Yes     [ ]No


                                PART I
                         FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                        TRIUMPHE LEASING IX L.P.
                             BALANCE SHEETS
                          September 30, 1996    December 31, 1995
                          ------------------    -----------------
                              (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents     $   930,818        $   399,800
  Net investment in direct
    financing leases                367,883            297,935
  Prepaid expenses                     -                 3,177
                                  ---------          ---------
     TOTAL CURRENT ASSETS         1,298,701            700,912
                                  ---------          ---------

COMPUTER EQUIPMENT ON OPERATING LEASES
  less accumulated depreciation of
  $2,116,681 and $1,170,850       2,904,504          2,326,293
                                  ---------          ---------

OTHER:
  Net investment in direct
      financing leases              628,272            925,575
  Deferred organization costs,
      less accumulated amortization
      of $13,750 and $10,000         11,250             15,000
                                  ---------          ---------
     TOTAL OTHER ASSETS             639,522            940,575
                                  ---------          ---------

                                $ 4,842,727        $ 3,967,780
                                  =========          =========


See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                       TRIUMPHE LEASING IX L.P.
                            BALANCE SHEETS
                          September 30, 1996    December 31, 1995
                          ------------------    -----------------
                              (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable            $    75,804        $   352,120
    Current maturities of long-
      term debt                   1,496,921          1,315,720
    Other liabilities                35,318              2,424
                                  ---------          ---------
      TOTAL CURRENT LIABILITES    1,608,043          1,399,080
                                  ---------          ---------

LONG TERM DEBT,
    less current maturities       1,785,243          1,442,763
                                  ---------          ---------
    TOTAL LIABILITIES             3,393,286          2,841,843
                                  ---------          ---------
PARTNERS' EQUITY:
    General Partners                 14,939             11,560
    Limited Partners              1,434,502          1,114,377
                                  ---------          ---------
       TOTAL PARTNERS' EQUITY     1,449,441          1,125,937
                                  ---------          ---------

                                $ 4,842,727        $ 3,967,780
                                  =========          =========

See accompanying notes to financial statements (Unaudited)


                          TRIUMPHE LEASING IX L.P.
                          STATEMENTS OF OPERATIONS

                               Nine Months        Nine Months
                                  Ended              Ended
                           September 30, 1996  September 30, 1995
                           ------------------  ------------------
                               (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                    $ 1,251,186       $ 1,097,221
  Interest                             19,030              -
                                    ----------        ----------
TOTAL REVENUES                      1,270,216         1,097,221
                                    ----------        ----------
OPERATING EXPENSES:
  Interest                            193,217           236,276
  Depreciation & Amortization         949,581           660,908
  Remarketing Commissions Paid
    to Outside Lease Brokers          131,716              -
  Administrative                       89,339            62,972
                                    ----------        ----------
  TOTAL OPERATING EXPENSES          1,363,853           960,156
                                    ----------        ----------

NET (LOSS) INCOME                 $   (93,637)      $   137,065
                                    ==========        ==========

NET (LOSS) INCOME ALLOCATED TO
  General partners                       (936)            1,371
  Limited partners                    (92,701)          135,694
                                    ----------        ----------
                                  $   (93,637)      $   137,065
                                    ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                      .6386             .4032
   Limited Partners                    63.2180           39.8247

(LOSS) INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners                      $(1,466)          $3,407
   Limited Partners                      $(1,466)          $3,407

See accompanying notes to financial statements (Unaudited)

                           TRIUMPHE LEASING IX L.P.
                           STATEMENTS OF OPERATIONS

                               Three Months      Three Months
                                  Ended             Ended
                           September 30, 1996  September 30, 1995
                           ------------------  ------------------
                               (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                    $   482,718       $   347,742
  Interest                              9,092              -
                                    ----------        ----------
TOTAL REVENUES                        491,810           347,742
                                    ----------        ----------
OPERATING EXPENSES:
  Interest                             68,364            66,062
  Depreciation & Amortization         422,206           220,302
  Remarketing Commissions Paid
    to Outside Lease Brokers           31,695              -
  Administrative                       27,161            14,182
                                    ----------        ----------
  TOTAL OPERATING EXPENSES            549,426           300,546
                                    ----------        ----------

NET (LOSS) INCOME                 $   (57,616)      $    47,196
                                    ==========        ==========

NET (LOSS) INCOME ALLOCATED TO
  General partners                       (576)              472
  Limited partners                    (57,040)           46,724
                                    ----------        ----------
                                  $   (57,616)      $    47,196
                                    ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                      .6386             .0388
   Limited Partners                    63.2180            3.8410

(LOSS) INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners                      $(902)          $12,165
   Limited Partners                      $(902)          $12,165

See accompanying notes to financial statements (Unaudited)

                        TRIUMPHE LEASING IX L.P.
                      STATEMENT OF PARTNERS' EQUITY

                   Nine Months Ended September 30, 1996
                               (Unaudited)



                                         GENERAL         LIMITED
                           TOTAL         PARTNERS        PARTNERS
PARTNERS' EQUITY
  Beginning of period  $ 1,125,937     $  11,560     $ 1,114,377

CAPITAL CONTRIBUTIONS      632,443         6,468         625,975
NET LOSS                   (93,637)         (936)        (92,701)
OFFERING COSTS             (81,746)         (817)        (80,929)
DISTRIBUTIONS             (133,556)       (1,336)       (132,220)
                         ----------      --------      ----------
PARTNERS' EQUITY
  End of period        $ 1,449,441     $  14,939     $ 1,434,502
                         ==========      ========      ==========

See accompanying notes to financial statements (Unaudited)

                        TRIUMPHE LEASING IX L.P.
                        STATEMENTS OF CASH FLOWS
                                    Nine Months     Nine Months
                                       Ended           Ended
                                   Sept. 30, 1996  Sept. 30, 1995
                                   --------------  --------------
                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                   $   (93,637)   $   137,065
  Adjustments to reconcile
   net (loss) income to net cash
   provided by operating activities:

     Depreciation & amortization          949,581        660,908
     Amortization of unearned income     (100,869)      (150,819)
  Changes in assets and liabilities:
     Decrease (Increase) in
        prepaid expenses                    3,177         (4,218)
     (Decrease) Increase in
        accounts payable                   (5,132)        78,887
     Increase in other liabilities         32,894          2,220
                                       -----------    -----------
      Net cash provided by
      operating activities                786,014        724,043
                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases           315,578        464,203
  Purchase of computer equipment
  on operating leases                  (1,507,366)    (2,023,950)
  Purchase of direct financing leases      (4,029)    (1,325,975)
                                       -----------    -----------
      Net cash used in
      investing activities             (1,195,817)    (2,885,722)
                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions           632,443        486,245
  Distributions to partners              (133,556)       (59,456)
  Proceeds from issuance of
  nonrecourse debt                      2,636,136      2,983,612
  Principal payments of
  nonrecourse debt                     (2,112,456)    (1,115,529)
  Offering costs paid                     (81,746)       (63,323)
                                       -----------    -----------
      Net cash provided by
      financing activities                940,821      2,231,549
                                       -----------    -----------

NET INCREASE IN CASH AND EQUIVALENTS: $   531,018    $    69,870

CASH AND EQUIVALENTS,
  at the beginning of the period          399,800        185,925
                                        ----------     ----------
CASH AND EQUIVALENTS,
  at the end of the period            $   930,818    $   255,795
                                        ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest               $   193,217    $   236,276

See accompanying notes to financial statements (Unaudited)

                        TRIUMPHE LEASING IX L. P.
                        STATEMENTS OF CASH FLOWS
                                    Three Months    Three Months
                                       Ended           Ended
                                   Sept. 30, 1996  Sept. 30, 1995
                                   --------------  --------------
                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                   $   (57,616)   $    47,196
  Adjustments to reconcile
   net (loss) income to net cash
   provided by operating activities:

     Depreciation & amortization          422,206        220,304
     Amortization of unearned income      (27,931)       (34,549)
   Changes in assets and liabilities:
     Increase in prepaid expense             -            (7,150)
     Increase in accounts payable          19,347         27,881
     Increase (Decrease) in
        other liabilities                   9,355         (6,040)
                                       -----------    -----------
      Net cash provided by
      operating activities                365,361        247,642
                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received
  under direct financing leases            95,506        116,134
  Purchase of computer equipment
  on operating leases                  (1,072,887)          -
  Purchase of direct financing leases      (4,029)          -
                                       -----------    -----------
      Net cash provided by (used in)
      investing activities               (981,410)       116,134
                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions           131,223        253,367
  Distributions to partners               (52,268)       (22,974)
  Proceeds from issuance of
  nonrecourse debt                        894,036           -
  Principal payments of
  nonrecourse debt                       (424,202)      (346,450)
  Offering costs paid                     (14,304)       (32,476)
                                       -----------    -----------
      Net cash provided by (used in)
      financing activities                534,485       (148,533)
                                       -----------    -----------
NET INCREASE (DECREASE) IN
 CASH AND EQUIVALENTS:                $   (81,564)   $   215,243

CASH AND EQUIVALENTS,
  at the beginning of the period        1,012,382         40,552
                                       -----------    -----------
CASH AND EQUIVALENTS,
  at the end of the period            $   930,818    $   255,795
                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest               $    68,364    $    66,062

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING IX L.P.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at September 30, 1996 and each of the three and nine months ended September 30, 1996, and September 30, 1995, is unaudited, and in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

    The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended September 30, 1996 was the eleventh quarter of operations.

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

NOTE 4 - DESCRIPTION OF LEASING ARRANGEMENTS

    The partnership's leasing operations consist principally of leased equipment which it has acquired from third party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases expire over the next three years. The cost of each lease includes an equity investment plus any nonrecourse loans obtained to finance the purchase.

NOTE 5 - EQUIPMENT

    Equipment is recorded at cost. Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                        TRIUMPHE LEASING IX L.P.
                     NOTES TO FINANCIAL STATEMENTS




NOTE 5 - NET INVESTMENT IN LEASES


     The following lists the components of the net investment in leases as of September 30, 1996:

Total minimum lease payments to be received         $    938,133

Estimated residual values of leased property             198,261

Less: Unearned income                                   (140,239)
                                                       ----------
Net investment in leases                            $    996,155
                                                       ==========


      At September 30, 1996, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are as follows:



                YEAR                       AMOUNT

                1996                  $ 1,927,210
                1997                    1,555,550
                1998                    1,250,852
                1999                      315,054

PART 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on January 31, 1994. As of June 30, 1996 the partnership has sold $1,893,615 in Investor Limited Partner Units. As of September 30, 1996 the partnership had acquired $6,624,576 of leased equipment with an equity investment of $964,924 and nonrecourse bank borrowing of $5,659,652. As of September 30, 1996 the partnership had comitted to acquire additional leased equipment of $487,395 with an equity investment of $154,923 and nonrecourse bank borrowing of $332,472.

OPERATIONS
Total revenues increased to $1,270,216 for the first three quarters of the fiscal year ending December 31, 1996 ("fiscal 1996") from $1,097,221 for the first three quarters of the fiscal year ended December 31, 1995 ("fiscal 1995"). Total revenues consist oflease rental income, and interest earned on short-term money market investments. The increase in total revenues was primarily attributable to additional leased equipment being purchased and interest earned on funds held for investment.

Operating expenses increased to $1,363,853 for the first three quarters of fiscal 1996 from $960,156 for the first three quarters of fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, amortization of organization expenses, and administrative expenses. The increase in operating expenses resulted primarily from an increase in depreciation and remarketing commissions due to the acquisition of additional leased equipment.

Results for this period are not indicative of future annual results because the partnership is still selling units and investing in equipment. Future results of operations will depend upon rates of return achieved on equipment acquisitions and rates achieved on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at September 30, 1996 include undistributed cash available from operations during the period January 31, 1994 to September 30, 1996.

The partnership has a program which provides for the temporary investment of cash in various short-term money market instruments pending disbursement for operations or distributions to partners.

The partnership generally financed the purchase of equipment by the use of loans in an amount in excess of 85% of the purchase price thereof. All of the loans incurred were nonrecourse to the partnership and were or will be fully amortized by the monthly rental payments due to the partnership under related leases.

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


                       TRIUMPHE LEASING IX L.P.

                      By:  TL GENERAL IX CORP.,
                           Its: General Partner



  Date  November 6, 1996       By: /s/ Gerald A. Horwitz
                                  ------------------------------
                                  Gerald A. Horwitz, President
                                  of the Corprate General Partner
                                  (Principal Executive Officer)




  Date  November 6, 1996       By: /s/ Jerry L. Schwartz
                                  ------------------------------
                                  Jerry L. Schwartz,
                                  Vice President,
                                  Secretary and Treasurer of the
                                  Corporate General Partner
                                  (Principal Financial and
                                  Accounting Officer)


  Date  November 6, 1996       By: /s/ Gerald A. Horwitz
                                  -------------------------------
                                  Gerald A. Horwitz
                                  Its: General Partner