Form 10KSB
period 1996-12-31
TRIUMPHE LEASING IX LP
filed 1997-03-24
CIK 916364

SECURITIES AND EXCHANGE COMMISION

                       WASHINGTON, DC  20549

                            FORM 10KSB




[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the fiscal year ended December 31, 1996

                                    OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THESECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from  __________  to ___________

Commission File No. 33-72740-FW


TRIUMPHE LEASING IX L.P.
(Name of Small Business Issuer in Its Charter)

Illinois                                      36-3921954
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)


630 Dundee Road Suite 345 Northbrook, Illinois  60062
(Address of principal executive offices, including zip code)

847-509-1500
(Issuer's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                               NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                               NONE

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              [X] Yes    [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.        [X]

     The issuer's revenues for the fiscal year ended December
31, 1996 were $2,078,756.

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant), at December 31, 1996 was $1,613,897.*


                   DOCUMENTS INCORPORATED BY REFERENCE
                                  None.


*There has not been, nor is there expected to be, a public market for the limited partnership units; the market value of $1,613,897 is based on the book value per unit of limited partnership interest.

                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The registrant, Triumphe Leasing IX L.P. (the "Partnership"), is a limited partnership organized in November, 1993 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $1,934,015 in Limited Partnership Units (the "Units") to the public from January 31, 1994 through December 31, 1996, pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (Registration No. 33-72740-FW). The business of the Partnership is to acquire, own, lease, maintain, manage and sell various items of new and used computer, computer peripheral, telecommunications and office equipment ("Equipment").

     EQUIPMENT ACQUISITION. The General Partners intend to select Equipment which they believe will maintain residual value. Among the factors adversely affecting the residual values of Equipment, and which make predictions of residual value uncertain, are advances in technology that render equipment obsolete, reductions in sales prices or rental rates by manufacturers of comparable new equipment, and surpluses in the marketplace for comparable equipment. The General Partners intend to utilize data prepared by recognized appraisal or valuation firms as a guide to estimating the residual values of Equipment.

     TERMS OF LEASES. The General Partners generally intend to lease Equipment to lessees for initial terms ranging six months to six years, under agreements which impose on the lessees all costs of maintenance, taxes and insurance for the equipment. The leases may grant the lessees options to extend their leases or to purchase the leased Equipment at the end of the initial lease terms.

     LESSEES. The General Partners intend to lease Equipment to lessees it believes to be creditworthy. The General Partners will depend heavily on the lease credit evaluations of the Partnership's lenders which, in turn, look primarily to rentals under the leases to repay their loans.

     LEVERAGE. The General Partners intend to finance the purchase of Equipment by the use of nonrecourse loans in an amount in excess of 50% of the purchase price thereof. A nonrecourse loan is one in which the lender agrees that its recourse in the event of default is limited to the equipment securing the loan, the rents payable under the related lease and the proceeds derived from their sale, and that neither the Partnership nor any Partner will be liable for payment. It is anticipated that generally the loans will be in the maximum amount which can be repaid with interest out of the lease rentals receivable during the initial lease terms. The General Partners intend to incur debt which bears a fixed interest rate over the term of the loan, rather than a variable rate which changes with the prime rate or other criteria.

     REFINANCING AND SALE OF EQUIPMENT. In some cases the Partnership may dispose of its Equipment at the end of the initial term of the related lease. This may be accomplished by
(a) selling the Equipment to the lessee, (b) selling the Equipment in the open market, (c) negotiating an extension of the lease term, and (d) securing a new lessee and selling the Equipment subject to the extended or new lease to another investor. In other cases at the end of the initial term of a lease the Partnership may decide to retain the Equipment and enter into a new or extended lease. The Partnership will then either (a) refinance the Equipment, which will permit the Partnership to distribute to the Partners any cash received in the refinancing or (b) retain the debt-free leased Equipment so as to secure for the Partnership the rental income under the lease. The Partnership may also sell the lease prior to the end of the initial lease term. It is not anticipated that the terms of any extended or replacement leases will extend beyond December 31, 2000.


     INDEPENDENT BROKERS. The Partnership anticipates that most of its Equipment purchases and related lease opportunities will be brought to its attention by independent leasing brokers, which will either charge the Partnership a commission for their services or alternatively purchase the Equipment and secure the lessee and then resell the package to the Partnership at a profit. Independent brokers may also be compensated by the Partnership for assisting in the re-leasing and disposition of its Equipment. The independent brokers may also participate in the proceeds of the leases on a percentage or fixed basis after the Partnership has earned a specified return on their investment in a lease.

     NO COMMITMENTS. The foregoing description of the proposed business of the Partnership is only a statement of the present intention of the General Partners, and should not be viewed as a commitment as to the Partnership's actual business activities. The General Partners are granted unlimited discretion in the Partnership Agreement to make all decisions regarding the business of the Partnership. These decisions will include the type of equipment to be acquired, the terms of leases, the amount and nature of borrowings, and the time and terms of Equipment disposition. The General Partners intend to exercise sound business judgment in response to market conditions when making these decisions, which may result in substantial deviations from the business now envisioned.

     As of December 31, 1996, the Partnership had purchased
$9,968,310 worth of Equipment. The Equipment owned by the Partnership as of that date consists of computer hardware and peripherals.

     The following is a summary of each of the leases and related
Equipment acquired or proposed to be acquired by the Partnership as of December 31, 1996:

A.   LEASES ENTERED INTO AS OF DECEMBER 31, 1996

     1.   FINGERHUT CORPORTATION

     Under the terms of a master lease agreement entered into by Fingerhut Corporation ("Fingerhut") dated as of July 11, 1990, and an equipment schedule dated May 3, 1994, Fingerhut has leased computer equipment manufactured by Hitachi Data Systems.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the supplement is 36 months, which commenced on June 1, 1994. The monthly rent is $16,500. The cost to the Partnership of the equipment and schedule was $665,695. The Partnership paid $126,318 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     Fingerhut Corporation is a direct mail merchandiser of home furnishings, apparel, recreation items, small appliances and automotive accessories.

     2.   BELL COMMUNICATIONS RESEARCH, Inc.

     Under the terms of a master lease agreement entered into by Bell Communications Research, Inc. ("Bell") dated January 28, 1991, and an equipment schedule dated March 31, 1994, Bell has leased certain computer equipment manufactured by Hitachi Data Systems Corporation.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and schedule was $479,144. The Partnership paid $81,045 of this amount in cash, and the balance by assuming existing nonrecourse financing on the equipment. The term of the schedule is 36 months commencing on April 1, 1994. The monthly rent is $13,186.

     3.   Thrift Drug, Inc.

     (a) Under the terms of a master lease agreement entered into by Thrift Drug, Inc. ("Thrift") dated January 2, 1992, and an equipment supplement which was extended by an amendment dated November 15, 1994, and under the terms of a master lease agreement entered into by Thrift dated January 2, 1992, and two equipment supplements which were extended by an amendment dated November 15, 1994, Thrift has leased 76 computer modems manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the supplements. The cost to the Partnership of the equipment and supplements was $20,000, which amount was paid in cash. The aggregate monthly rental under the supplements is $1,900. The terms of these supplements are 12 months, which commenced on January 1, 1995.

     The original lease expired in December 1995. Pursuant to a master lease agreement entered into by the Partnership and Thrift Drug, Inc., dated as of January 1, 1996, and an equipment supplement dated January 1, 1996, the Partnership and Thrift Drug terminated the original master lease agreement and equipment schedules, and renewed the equipment. The initial term of the schedule is 12 months which will commence on January 1, 1996.
The monthly rent is $960, and includes a $1 buyout option.
Thrift exercised this option in November 1996, and the equipment was sold.

     (b) Pursuant to a master lease agreement entered into by the Partnership and Thrift Drug, Inc., dated as of January 1, 1996, and an equipment supplement dated October 1, 1996, Thrift has leased 17 IBM laser printers. The term of the lease is 24 months which commenced November 1, 1996. The cost of the equipment and lease to the Partnership was $78,551, which the Partnership paid in cash. The monthly rent is $2,664.

     Thrift, a wholly owned subsidiary of J.C. Penney Company, Inc., operates a chain of retail drug stores.

     4.   AT&T Corp.

     (a) Under the terms of a lease order dated October 6, 1993 to a master lease agreement dated December 13, 1989, AT&T Corp. ("AT&T") has leased computer equipment manufactured by Pyramid Technology Corporation. The Partnership has acquired from the original lessor the equipment and all of the rights under the lease order. The term of the lease order is 24 months which commenced October 1, 1993. The monthly rent is $18,812. The cost to the Partnership of the equipment and lease order was $326,854. The Partnership paid $58,000 of this amount in cash and the balance by executing a nonrecourse promissory note.

     (b) Under the terms of a lease order dated June 3, 1994 to a master lease agreement dated December 13, 1989, AT&T has leased computer equipment manufactured by Pyramid Technology Corporation, an upgrade to the equipment in (a) above. The Partnership has acquired from the original lessor the equipment and all of the rights under the lease order. The term of the lease order is 16 months, which commenced June 1, 1994. The monthly rent is $5,558. The cost to the Partnership of the equipment and lease order was $81,200, which the Partnership paid in cash.

     The original leases in (a) and (b) above expired in September 1995. The equipment schedules in (a) and (b) above were renewed for $17,686 and $5,225, respectively, for 6 months, which commenced on October 1, 1995. After the expiration of the renewal term, (a) and (b) above were renewed again at $16,271 and $4,859, respectively, for 3 months, which commenced on April 1, 1996. The leases are currently renewed on a month-to-month basis at the last renewal rent.

     (c) Under the terms of a lease order dated October 24, 1994 to a master lease agreement as amended June 15, 1990, AT&T has leased computer equipment manufactured by Hewlett Packard. The Partnership has acquired from the original lessor the equipment and all of the rights under the lease order. The term of the lease order is 36 months, which commenced December 1, 1994. The monthly rent is $43,630. The cost to the Partnership of the equipment and lease order was $1,619,276. The Partnership paid $217,773 of this amount in cash and the balance by assuming existing nonrecourse financing of the equipment.

     The lease in (c) above was early renewed in February 1996.
The term of the lease was extended to January 1999 at a monthly rent of $40,000.

     AT&T is in the communication services business.

     5.   CHARMING SHOPPPES OF DELAWARE, INC.

     Under the terms of a master lease agreement entered into by Charming Shoppes of Delaware, Inc. ("Charming Shoppes") dated August 25, 1992, and an equipment schedule dated August 1, 1994, Charming Shoppes has leased computer equipment manufactured by Netframe Systems Incorporated.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and schedule was $224,880. The Partnership paid $20,781 of this amount in cash and the balance by executing a nonrecourse promissory note. The term of the schedule is 36 months, which commenced on July 1, 1994. The monthly rent is $6,935.

     Charming Shoppes is a wholesale distributor of women's apparel.

     6.   LITTON COMPUTER SERVICES, A DIVISION OF LITTON
          INDUSTRIES, INC.

     Under the terms of a master lease agreement entered into by Litton Computer Services, a Division of Litton Industries, Inc. ("Litton") dated October 31, 1990, and an equipment schedule dated March 1, 1994, as amended, Litton has leased computer equipment manufactured by AT&T Paradyne, Larscom and IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 60 months, which commenced on May 1, 1994. The monthly rent is $26,170. The cost to the Partnership of the equipment and supplement was $1,325,457. The Partnership paid $80,920 of this amount in cash, and the balance by assuming non-recourse financing of the equipment.

     Litton's businesses include systems engineering, information systems and data processing.

     7.   TOTAL SYSTEM SERVICES, INC.

     (a) Under the terms of a master lease agreement dated July 29, 1992 and an equipment schedule dated as of November 1, 1994, Total System Services, Inc. ("Total System") has leased one optical disk library manufactured by Kodak. The initial term of the schedule is 36 months commencing on November 1, 1994. The monthly rent is $12,270. The cost of the equipment and schedule to the Partnership was $403,675. The Partnership paid $66,100 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     (b) Under the terms of a master lease agreement dated July 29, 1992 and an equipment schedule dated as of June 14, 1996, Total System has leased computer equipment manufactured by Anacomp. The initial term of the schedule is 36 months commencing on June 1, 1996. The monthly rent is $19,328. The cost of the equipment and schedule to the Partnership was $635,348. The Partnership paid $93,684 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     (c) Under the terms of a master lease agreement dated July 29, 1992 and an equipment schedule dated as of June 18, 1996, Total System has leased equipment manufactured by Pitney Bowes. The initial term of the schedule is 48 months commencing on May 1, 1996. The monthly rent is $26,542. The cost of the equipment and schedule to the Partnership was $1,140,431. The Partnership paid $170,904 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     Total System is in the credit card processing business.

     8.   FIRST INTERSTATE MANAGEMENT SERVICES CO.

     (a) Under the terms of a master lease agreement dated August 5, 1995, and an equipment schedule dated as of October 1, 1995, First Interstate Management Services Co. ("First Interstate") has leased 2 controllers manufactured by IBM. The initial term of the schedule is 36 months commencing on October 1, 1995. The monthly rent is $5,991. The cost of the equipment and the schedule to the Partnership was $226,090. The Partnership paid $34,373 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     (b) Under the terms of a master lease agreement dated August 5, 1995, and an equipment schedule dated as of October 1, 1995, First Interstate has leased controller memory manufactured by IBM, an upgrade to one of the controllers in (a) above. The initial term of the schedule is 30 months commencing on April 1, 1996. The monthly rent is $119. The cost of the equipment and the schedule to the Partnership was $3,529, which the Partnership paid for in cash.

     9.   MONSANTO COMPANY

     Under the terms of a master lease agreement dated July 1, 1993, and an equipment schedule dated as of November 22, 1995, Monsanto Company ("Monsanto") has leased Cisco routing equipment. The initial term of the schedule is 36 months which commenced January 1, 1996. The monthly rent is $5,618. The cost of the equipment and the schedule was $207,388. The Partnership paid $27,531 of this amount in cash and the balance by assuming a nonrecourse promissory note.

     Monsanto is a major manufacturer and distributor of chemicals and chemical products.

     10.  WEIRTON STEEL CORPORATION

     Under the terms of a master lease agreement dated February 29, 1996, and an equipment schedule dated as of February 29, 1996, Weirton Steel Corporation ("Weirton Steel") has leased computer equipment manufactured by IBM. The initial term of the schedule is 36 months which commenced May 1, 1996. The monthly rent is $7,700. The cost of the equipment and the schedule to the Partnership was $280,356. The Partnership paid $41,338 in cash and the balance by assuming nonrecourse financing of the equipment.

     Weirton Steel is a producer of steel and tin mill products.

     11.  SOUTHERN COMPANY SERVICES, INC.

     Under the terms of a master lease agreement dated December 2, 1994, and an equipment schedule dated as of March 12, 1996, Southern Company Services, Inc. ("Southern") has leased 15 Alphaservers manufactured by Digital Electronics Corporation. The initial term of the schedule is 36 months which commenced May 1, 1996. The monthly rent is $13,612. The cost of the equipment and the schedule to the Partnership was $526,733. The Partnership paid $77,955 in cash and the balance by assuming nonrecourse financing of the equipment.

     12.  HUGHES NETWORK SYSTEMS, A HUGHES ELECTRONICS COMPANY

     Under the terms of a master lease agreement dated February 16, 1996, and an equipment schedule dated as of May 16, 1996, Hughes Network Systems ("Hughes") has leased Cisco routing equipment. The initial term of the schedule is 36 months which commenced June 1, 1996. The monthly rent is $6,554. The cost of the equipment and the schedule to the Partnership was $234,299. The Partnership paid $28,058 in cash and the balance by assuming nonrecourse financing of the equipment.

     Hughes Network Systems manufactures and distributes networking components and satellite dishes.

     13.  CHRYSLER MOTORS CORPORATION

     (a) Under the terms of a master lease agreement dated April 5, 1989, and an equipment schedule dated as of May 29, 1996, Chrysler Motors Corporation ("Chrysler") has leased ONYX/IRS infinite reality systems manufactured by Silicon Graphics. The initial term of the schedule is 36 months which commenced July 19, 1996. The monthly rent is $18,494. The cost of the equipment and the schedule to the Partnership was $706,115. The Partnership paid $141,104 in cash and the balance by assuming nonrecourse financing of the equipment.

     (b) Under the terms of a master lease agreement dated April 5, 1989, and an equipment schedule dated as of September 30, 1996, Chrysler Motors Corporation ("Chrysler") has leased 19 Indigo2 systems manufactured by Silicon Graphics. The initial term of the schedule is 36 months which commenced October 28, 1996. The monthly rent is $20,362. The cost of the equipment and the schedule to the Partnership was $783,289. The Partnership paid $142,202 in cash and the balance by assuming nonrecourse financing of the equipment.

     Chrysler Corporation is one of the world s largest manufacturers of automobiles, vans, and trucks.


The following tabulation sets forth the lessee, the equity
investment of the Partnership, the debt incurred at the date of acquisition, the lease term at the acquisition of the
Equipment and lease term remaining at December 31, 1996:
<CAPTION.
                                       Lease Term     Lease Term
                                       at Equipment   Remaining
                                       Acquisition    at 12/31/96
Lessee              Equity      Debt   (in months)    (in months)
-------            -------     ------   -----------    ----------
Fingerhut Corp. $  126,318  $  539,377       36             5
Bell
  Communications    81,045     398,099       33             3
Thrift Drug         20,000        --         12            (1)
Thrift Drug         78,551        --         24            22
AT&T Corp.          58,000     268,854       15            (2)
AT&T Corp.          81,200        --         15            (3)
AT&T Corp.         217,773   1,401,503       36            (4)
Charming Shoppes    20,781     204,099       33             6
Litton Industries   80,922   1,244,535       58            30
Total System        66,100     337,575       31            10
Total System        93,684     541,664       31            29
Total System       170,904     969,527       42            40
First Interstate    34,373     191,717       35            21
First Interstate     3,529        --         29            21
First Interstate    76,371     332,472       33            22
Monsanto            27,531     179,857       35            24
Weirton Steel       41,338     239,018       35            28
Southern Company    77,955     448,778       36            28
Hughes Network      28,058     206,241       35            29
Chrysler           141,104     565,011       34            31
Chrysler           142,202     641,087       35            34
                 ---------   ---------

TOTAL           $1,667,739  $8,709,414
                 =========   =========


(1) Lease expired in December 1995; original lease and schedules terminated pursuant to a master lease agreement between the Partnership and Thrift Drug dated January 1, 1996. Renewal of equipment in January 1996 at a monthly rate of $960 for 12 months, with a $1 buyout option. Thrift exercised the option in November 1996, and the equipment was sold.

(2) Lease expired in September 1995; lease renewed at a monthly rate of $17,686 for a 6-month term expiring in March 1996. After the expiration of the renewal term on April 1, 1996, lease was renewed again at $16,271 for 3 months, expiring in September 1996. The leases are currently renewed on a month-to-month basis at $16,271.

(3) Lease expired in September 1995; lease renewed at a monthly rate of $5,225 for a 6-month term expiring in March 1996. After the expiration of the renewal term on April 1, 1996, lease was renewed again at $4,859 for 3 months, expiring in September 1996. The leases are currently renewed on a month-to-month basis at $4,859.

(4) Lease was early renewed in February 1996. The term of the lease was extended to January 1999 at a monthly rent of $40,000.

B.   LEASES PROPOSED TO BE ENTERED INTO AS OF DECEMBER 31, 1996


     1.     FIRST INTERSTATE MANAGEMENT SERVICES CO.

     Under the terms of a master lease agreement dated August 5, 1995, and equipment schedules dated as of October 1, 1995, First Interstate Management Services Co. ("First Interstate") has leased computer equipment manufactured by IBM. The initial terms of the schedules are 36 months commencing on November 1, 1995. The monthly rent is $11,023. The cost of the equipment and the schedules to the Partnership is expected to be $408,844. The Partnership expects to pay $76,372 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     2.     JOHNSON CONTROLS, INC.

     Under the terms of a master lease agreement dated August 29, 1995, and an equipment schedule dated as of October 31, 1996, Johnson Controls, Inc. ( Johnson Controls ) has leased computer equipment manufactured by Silicon Graphics. The initial term of the lease is 36 months commencing on February 1, 1997. The monthly rent is $5,309. The cost of the schedule and the equipment to the Partnership is expected to be $204,130. The Partnership expects to pay $30,776 of this amount in cash, and the rest by assuming nonrecourse financing of the equipment.

     There is no assurance that the purchase of this schedule by the Partnership will be consummated.

     COMPETITION. The equipment leasing industry is highly competitive and the Partnership competes with other easing companies, with equipment manufacturers and distributors, and with other entities similar to the Partnership, most of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partners. Other leasing companies and especially equipment manufacturers and distributors may be in a position to offer equipment for lease upon financial terms more favorable than those which the Partnership can offer and may also be in a position to offer trade-in or exchange privileges on a wide range of equipment, a pass-on of any investment tax credit, comprehensive maintenance contracts, and other services and benefits to lessees which the Partnership does not offer.

     MAJOR CUSTOMERS. Approximately 48% of the Partnership's lease income in the period ended December 31, 1996 was from two customers. For those direct financing leases in which the Partnership has a net investment at December 31, 1996, 99% was with two customers. See Note 4 in "Notes to Financial Statements" in this report.

     EMPLOYEES.  The Partnership does not have any employees.

ITEM 2.     DESCRIPTION OF PROPERTY

     See "Item 1--Description of Business" in this report.

ITEM 3.     LEGAL PROCEEDINGS

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                              PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     There has not been, nor is there expected to be, a public market for the Units. As of December 31, 1996 there were approximately 190 holders of Units.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

     The Partnership commenced the offering of Limited Partnership Units and began operations on January 31, 1994. As of December 31, 1996 the Partnership had sold $1,934,015 in Units. As of December 31, 1996 the Partnership had acquired $9,968,310 of leased equipment, excluding capitalized equipment acquisition costs, with an equity investment of $1,591,369 and nonrecourse bank borrowings of $8,376,941.

OPERATIONS

     Total revenues increased to $2,078,756 for the fiscal year ended December 31, 1996 ("fiscal 1996") from $1,453,742 for the fiscal year ended December 31, 1995 ("fiscal 1995"). Total revenues consist of lease rental income and interest earned on the proceeds of Units sold and loss on sales of equipment. This increase in total revenues resulted from an increase in rental income due to the acquisition of additional leased equipment and related leases.

     Operating expenses increased to $2,003,206 for fiscal 1996 from $1,290,657 for fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment under operating leases, amortization of organization expenses, administrative expenses, and payments to a related party for administrative cost reimbursements. The increase in operating expenses from fiscal 1995 to fiscal 1996 resulted primarily from an increase in depreciation incurred due to the acquisition of additional leased equipment.


     Results for this period are not indicative of future annual results because the Partnership is still selling Units and investing in equipment. During the period the Partnership is engaged in the selling of Units and investing in Equipment, expenses are generally higher due primarily to the fact the expenses of forming the Partnership and acquiring Equipment tend to be greater in the earlier years of the Partnership and less in the period after the Partnership is fully invested. Future results of operations will depend upon rates of return achieved on equipment acquisitions and rates achieved on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES

     Liquid assets of the Partnership increase as offering proceeds are collected and decrease as the Partnership makes equipment investments. Cash and cash equivalents of the Partnership at December 31, 1996 include undistributed cash available from operations during the period January 31, 1994 to December 31, 1996.

     The Partnership has a cash management program which provides for the temporary investment of cash in various short-term money market instruments pending their investment in Equipment or distribution to partners.

     The Partnership generally finances the purchase of Equipment by the use of nonrecourse loans in an amount in excess of 50% of the purchase price thereof. The indebtedness incurred by the Partnership related to the acquisition of Equipment is generally fully amortized by the monthly rent payments due to the Partnership under related leases.

     The Partnership maintains a working capital and contingency reserve in an amount equal to 1% of the gross proceeds of the offering of Units. Such amounts, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies.

ITEM 7.     FINANCIAL STATEMENTS

     The financial statements of the Partnership as of December
31, 1996 and for the fiscal year ended December 31, 1996 and December 31, 1995 and the notes thereto are set forth elsewhere herein.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                             PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT

     The Partnership has no directors or executive officers. The General Partners of the Partnership are Gerald A. Horwitz and TL General IX Corp., an Illinois corporation ("TL General"), the sole Director of which is Mr. Horwitz. Mr. Horwitz serves as Director of TL General until his successor is elected.

     The executive officers of TL General are Mr. Horwitz and Jerry Schwartz, who were elected to serve until their successors are elected and qualified.

     GERALD A. HORWITZ. Mr. Horwitz, age 61, is the President and sole Director of TL General. He is also the Chairman of the Board, sole Director, President, Treasurer and sole voting shareholder of Raffaello, Inc., the sole shareholder of TL General, as well as the sole Director and Treasurer of Triumphe Leasing Group, Inc. and Horwitz & Associates, Inc. (formerly known as Horwitz, Schakner & Associates, Inc. and G.A. Horwitz
& Co. Inc.), a securities broker-dealer and investment adviser, President and sole Director of TL General Corp., the corporate General Partner of Triumphe Leasing Limited Partnership and President and sole Director of TL General VIII Corp., the corporate General Partner of Triumphe Leasing VIII L.P. Prior to organizing Horwitz & Associates, Inc. in 1970, Mr. Horwitz served as an officer of Thomson, McKinnon and Auchincloss and prior to that he served as an officer of Blair and Company, both of which were New York Stock Exchange member firms. Mr. Horwitz attended Roosevelt University in Chicago, where he earned a Bachelor of Science Degree. He also attended the University of Wisconsin as an undergraduate and the University of Chicago as a post-graduate student and served part-time as an instructor at Northwestern University.

     Mr. Horwitz has served as a General Partner of Res-Com, Ltd., Unilease Associates, Quest, Valley Associates, Leasing Income Associates, Equipment Leasing Partners, Triumphe Leasing Limited Partnership, and Triumphe Leasing VIII L.P.; and as an officer and Director of the sole general partners of Triumphe Leasing Limited Partnership, Triumphe Leasing VIII L.P., Concorde Leasing Limited Partnership and Invalease, Ltd. Each of these entities are Illinois limited partnerships engaged in the equipment leasing business. Mr. Horwitz is also the sole trustee of Tax Advantaged Income Trust, a grantor trust formed in 1985 under Illinois law to purchase and lease equipment.

     JERRY SCHWARTZ. Mr. Schwartz, age 51, has served in various executive capacities for affiliates of Raffaello, Inc. since April 1987. He is Vice President, Secretary and Treasurer of TL General and TL General Corp. From 1982 to 1987, he served as a principal of J.L. Schwartz & Co., Inc., a public accounting firm. Prior thereto, Mr. Schwartz served as an accounting and operational manager for a certified public accounting firm.

     There is no family relationship among the foregoing officers.

ITEM 10.     EXECUTIVE COMPENSATION

     As stated in Item 9, the Partnership has no executive officers or directors. The compensation to the General
Partners is set forth in Item 12 of this report.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     As of December 31, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's Units then outstanding.

     The Partnership has no executive officers.  As of December
31, 1996, neither Gerald A. Horwitz, TL General IX Corp. nor
Jerry Schwartz owned any Units.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     FEES TO GENERAL PARTNERS AND AFFILIATES.  The General
Partners and their affiliates will receive substantial fees, compensation and reimbursement of expenses from the Partnership.

     For its services as placement agent of the Partnership, Horwitz & Associates, Inc. ("H&A"), an affiliate of Messrs. Horwitz and Schwartz, receives a sales commission of 8% of the gross proceeds from the offering of Units. Such fees may be reallowed to other brokers by H&A.

     For its services in actively managing the Partnership, including, but not limited to, bookkeeping, preparation of SEC reports and filings, preparation of reports to investors, leasing and re-leasing Equipment, arranging for necessary maintenance and repairs of Equipment, collecting revenues, paying operating expenses, determining that the Equipment is used in accordance with all operative contractual arrangements and providing clerical and bookkeeping services necessary to the operation of the Partnership, the Partnership will pay the General Partners and/or their affiliates an Equipment Management Fee in an amount equal to (i) 2% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership with respect to Full Payout Leases; or (ii) 3% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership with respect to Operating Leases.

     For its services in locating and acquiring equipment, and arranging for financing and locating lessees, the Partnership will pay to the General Partners and their affiliates an Equipment Acquisition Fee in an amount equal to 5% of the Partnership's equity investment in such equipment; provided, however, that the Equipment Acquisition Fee shall not be paid if, and to the extent that, such payment shall cause the amount of gross proceeds of the offering invested in Equipment (including costs of investments other than Equipment) to be less than 85% of the gross proceeds of the offering.

     For its services in connection with the sale of any Equipment, the Partnership may pay to the General Partners and their affiliates a Subordinated Resale Fee in an amount equal to one-half of a Competitive Equipment Sale Commission, not to exceed 3% of the contract sales price of such Equipment, provided that any Subordinated Resale Fee earned shall not be paid to the General Partners and their affiliates prior to "Payout." Payout is defined as the time when the aggregate amount of all distributions to the Investor Limited Partners of Distributable Cash equals the sum of: (i) the aggregate amount of the Investor Limited Partners' Capital Contributions, and (ii) a cumulative, non-compounded 12% annual return on the aggregate amount of each Investor Limited Partner's unreturned Capital Contributions (calculated from the date such Investor Limited Partner was admitted to the Partnership). For purposes of this definition, Capital Contributions shall be deemed to have been returned only to the extent that distributions of Distributable Cash to the Investor Limited Partners exceed the amount required to satisfy such 12% annual return. If the General Partners participate with an independent broker on resale, such subordination shall apply only to the General Partners' Resale Fee. In no event shall total commissions paid to all persons exceed that which is reasonable, customary and competitive in light of the size, type and location of the equipment.

     During the fiscal year ended December 31, 1996, the Partnership paid or accrued sales commissions of $40,158 to Horwitz & Associates, Inc., an affiliate of the General Partners, and accrued management fees to the General Partners of $79,278. The Partnership paid $34,000 in acquisition fees during fiscal 1996.

     ALLOCATIONS AND DISTRIBUTIONS OF THE PARTNERSHIP. In accordance with the Partnership Agreement, the General Partners received distributions of $1,903 and were allocated net income of $755 for fiscal 1996.

     REIMBURSEMENTS. The General Partners and their affiliates shall be reimbursed for any expenses they incur in organizing the Partnership and offering the Units, up to a maximum of $1,400 multiplied by the number of Units actually sold.

     In addition, reimbursements in amounts not presently determinable will also be made from time to time to the General
Partners and their affiliates for reasonable out-of-pocket expenses incurred in connection with the management, administration and operation of the Partnership and the acquisition of Equipment (e.g., photocopying, postage, and filing fees). The General Partners presently estimate that such reimbursements will not exceed $25,000 per year.

     During the fiscal year ended December 31, 1996, the Partnership paid nominal reimbursements to affiliates of the General Partners.

                              PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits, as listed in the Exhibit Index set forth on page E-1, are submitted as a separate section of this report.

     (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1996.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRIUMPHE LEASING IX L.P.
                                     By:  TL GENERAL IX CORP.,
                                     Its:General Partner
Date: March 4, 1997                  By: /s/ Gerald A. Horwitz
                                        -------------------------
                                     Gerald A. Horwitz, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.




Signature                     Title(s)                       Date

/s/ Gerald A. Horwitz  Sole Director and President  March 4, 1997
---------------------  of the corporate General
Gerald A. Horwitz      Partner and as a General
                       Partner (Principal Executive
                       Officer)

/s/ Jerry Schwartz     Vice President, Secretary,   March 4, 1997
------------------     and Treasurer of the corporate
Jerry Schwartz         General Partner (Principal
                       Financial and Accounting Officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING
ISSUERS

                             EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION                          Page No. 1*

1. Copy of the Partnership's Certificate of Limited Partnership filed with the Illinois Secretary of State on November 30, 1993 (Incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-44929).

2.1  Copy of the Partnership's original Agreement of Limited
     Partnership, dated November 30, 1993 (Incorporated by reference to Exhibit 4.3 to Registration Statement No.
     33-44929).

2.2  Form of Amended and Restated Agreement of Limited
     Partnership (Incorporated by reference to Exhibit A to the Partnership's prospectus dated January 31, 1994 as part of Registration Statement No. 33-44929).

10   Form of Waver of Gerald A. Horwitz and TL General IX Corp.
     (Incorporated by reference to Exhibit 10 to Registration
     Statement No. 33-72740-FW).

27   Financial Data Schedule

[FN]

*  Included only in manually signed original.

                        TRIUMPHE LEASING IX L.P.
                         Financial Statements
                Years Ended December 31, 1996 and 1995

                        TRIUMPHE LEASING IX L.P.


Contents

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANDT              3

FINANCIAL STATEMENTS
     Balance Sheet                                            5-6
     Statements of Operations                                   7
     Statements of Partners' Equity                             8
     Statements of Cash Flows                                   9
     Summary of Accounting Policies                         10-12
     Notes to Financial Statements                          13-15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Triumphe Leasing IX L.P.
Northbrook, Illinois


We have audited the accompanying balance sheet of Triumphe
Leasing IX L.P. as of December 31, 1996, and the related statements of operations, partners equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triumphe Leasing IX L.P. at December 31, 1996, and the results of its operations and its cash flows for the years ended December
31, 1996 and 1995 in conformity with generally accepted accounting principles.


/s/ BDO Seidman LLP




Chicago, Illinois
January 17, 1997

                          FINANCIAL STATEMENTS

                                                    Page 21 0f 32




                     TRIUMPHE LEASING IX L.P.
                          BALANCE SHEET

                                                December 31, 1996
                                                -----------------
ASSETS

CURRENT ASSETS
       Cash and equivalents                            $  275,638
       Accounts receivable                                 39,367
       Net investment in direct financing
       leases (Notes 1 and 4)                             346,770
                                                        ---------
TOTAL CURRENT ASSETS                                   $  661,775


Computer Equipment on Operating Leases,
less accumulated depreciation of $2,596,827
(Note 1)                                                5,774,166

OTHER ASSETS
       Net investment in direct financing leases,
       less current portion (Notes 1 and 4)               562,390
       Deferred organization costs, less accumulated
       amortization of $15,000                             10,000
                                                        ---------
TOTAL OTHER ASSETS                                        572,390

                                                       $7,008,331
                                                        =========


                     TRIUMPHE LEASING IX L.P.
                          BALANCE SHEET
                                                 December 31,1996
                                                 ----------------
LIABILITIES AND PARTNERS EQUITY

CURRENT LIABILITIES
       Accounts payable (Note 2)                      $    87,858

       Current maturities of long-term debt
       (Note 1)                                         2,170,218
       Other liabilities                                    7,060
                                                        ---------

TOTAL CURRENT LIABILITIES                               2,265,136

Long-Term Debt, less current maturities (Note 1)        3,112,548
                                                        ---------

TOTAL LIABILITIES                                       5,377,684

PARTNERS' EQUITY
       General partners                                    16,750
       Limited partners                                 1,613,897
                                                        ---------

Total Partners  Equity                                  1,630,647
                                                        ---------

                                                       $7,008,331
                                                        =========

See accompanying summary of accounting policies and notes to financial statements.


                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                                Year ended         Year ended
                             December 31,1996   December 31, 1995
                             ----------------   -----------------
REVENUES
       Lease income              $2,055,075        $1,451,676
       Loss on sale of equipment     (2,693)             -
       Interest                      26,374             2,066
                                  ----------        ---------

Total revenues                    2,078,756         1,453,742

OPERATING EXPENSES
       Interest                     289,184           295,676
       Depreciation and
       amortization               1,431,052           881,211
       Administrative (Note 2)      282,970           113,770


Total operating expenses          2,003,206         1,290,657
                                  ---------         ---------

NET INCOME                       $   75,550        $  163,085
                                  =========         =========

NET INCOME ALLOCATED TO
       General partners          $      755        $    1,631
       Limited partners              74,795           161,454
                                  ---------         ---------
                                 $   75,550        $  163,085

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
       General partners               .8793             .4420
       Limited partners             87.0555           43.7569

INCOME PER WEIGHTED AVERAGE UNIT
       General partners           $     859        $    3,690
       Limited partners           $     859        $    3,690

See accompanying summary of accounting policies and notes to financial statements.


                      TRIUMPHE LEASING IX L.P.
                   STATEMENTS OF PARTNERS' EQUITY

                                           GENERAL      LIMITED
                               TOTAL       PARTNERS     PARTNERS
                             ---------    ----------   ----------
PARTNERS' EQUITY,
  at December 31, 1994      $  531,829   $    5,501   $  526,328

  Sale of Partnership Units    602,846        6,146      596,700
  Distributions
  ($2,100 Per Unit)            (92,238)        (922)     (91,316)

  Net income                   163,085        1,631      161,454
  Offering costs (Note 2)      (79,585)        (796)     (78,789)
                             ----------   ----------   ----------

PARTNERS' EQUITY,
  at December 31, 1995       1,125,937       11,560    1,114,377

Sale of Partnership Units      673,251        6,876      666,375
  Distributions
  ($2,400 Per Unit)           (190,284)      (1,903)    (188,381)
  Net income                    75,550          755       74,795
  Offering costs (Note 2)      (53,807)        (538)     (53,269)
                             ----------   ----------   ----------
PARTNERS' EQUITY,
  at December 31, 1996      $1,630,647   $   16,750   $1,613,897
                             =========    =========    =========

See accompanying summary of accounting policies and notes to financial statements.



                      TRIUMPHE LEASING IX L.P.
                      STATEMENTS OF CASH FLOWS


Year ended December 31,                       1996         1995
-----------------------                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                         $   75,550  $  163,085
       Adjustments to reconcile net income
       to net cash provided by operating
       activities
         Depreciation and amortization     1,431,052     881,211
         Loss on sale of equipment
           under lease                         2,693        -
         Amortization of unearned income    (126,059)   (195,458)
         Changes in assets and liabilities
           Increase in accounts receivable   (39,367)       -
           Decrease in prepaid expenses
             and other                         3,177         605
           Increase in accounts payable        6,922      52,352
           Increase in other liabilities       4,636       1,354
                                           ---------   ---------
Net cash provided by operating activities  1,358,604     903,149

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of computer equipment
         on operating leases              (4,857,602) (2,023,950)
       Proceeds from sale of equipment
         under lease                             960        -
       Acquisition of direct financing
         leases                               (4,029) (1,325,976)
       Principal payments received
         under direct financing leases       424,462     590,455
                                          ----------- -----------

Net cash used in investing activities     (4,436,209) (2,759,471)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from nonrecourse debt      5,353,427   3,120,111
       Principal payments on nonrecourse
         debt                             (2,829,144) (1,480,937)
       Sales of partnership units            673,251     602,846
       Distributions to partners            (190,284)    (92,238)
       Offering costs paid                   (53,807)    (79,585)
                                          ----------- -----------
Net cash provided by financing activities  2,953,443   2,070,197

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                      (124,162)    213,875

CASH AND CASH EQUIVALENTS,
   at beginning of year                      399,800     185,925
                                           ---------- -----------
CASH AND CASH EQUIVALENTS,
   at end of year                         $  275,638  $  399,800
                                           =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year
         for interest                     $  289,184  $  295,676

See accompanying summary of accounting policies and notes to financial statements.

                      TRIUMPHE LEASING IX L.P.
                   SUMMARY OF ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS
Triumphe Leasing IX L.P. (the Partnership ),located in Northbrook, Illinois, was formed on November 30,1993 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership commenced operations January 31, 1994. The Partnership acquires, owns, leases, maintains, manages and sells equipment. At December 31, 1996 and 1995, 98.17 and 64.14 Limited Partnership units, respectively, were outstanding.

The Partnership intends to raise a maximum of $4,000,000 by offering and selling limited partnership interest to the public. The offering has a termination date of April 30, 1997, unless extended by the general partners by notice to the Partnership.

The Partnership maintains its records on the accrual method of accounting for financial reporting and income tax purposes. The statements do not give effect to any assets or liabilities, including income taxes, that the partners may have outside of their interest in the Partnership.

The Partnership purchases and leases to third parties various items of equipment. The equipment purchased by the Partnership to date and related lease opportunities are brought to the attention of the Partnership by independent leasing brokers, who either charge the Partnership a fee for their services or purchase the equipment and secure the lessee and then resell the package to the Partnership. At the conclusion of a lease, the leased equipment is either (i) re-leased to the same lessee, (ii) leased to a new lessee or (iii) sold. Generally, the Partnership compensates the independent brokers for re-leasing ordisposing of the equipment purchased to date by allowing them to participate in the proceeds of the renewal leases or sales.


LEASE ACCOUNTING
The Partnership records leases in conformity with generally accepted accounting principles and prevalent accounting practices within the leasing industry. All existing leases are in the form of direct financing leases or operating leases.

Direct financing leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Partnership records its net investment at the inception of the lease as the aggregate of the gross investment and any initial direct costs less unearned income, where the gross investment is the aggregate of the minimum lease payments and the estimated unguaranteed residual value and unearned income is the difference between the gross investment and the cost of the leased equipment.

Unearned income net of initial direct costs is recognized over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

Operating leases are defined as those leases which do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The leased property is included in computer equipment on operating leases and depreciated following the Partnership s depreciation policy. Rent is reported as income on the straight-line method over the lease term as it becomes receivable according to the provisions of the lease.

The Partnership evaluates the recoverability of its portfolio of leases quarterly, or more frequently whenever events and circumstances warrant revised estimates, and considers whether the carrying value of leases should be completely or partially written off. In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed of.   Accordingly, the Partnership assesses the
recoverability of its portfolio of leases based on undiscounted estimated future operating cash flows. If the Partnership determines that the carrying value of a lease has been impaired, the measurement and recognition of the impairment will be based on discounted estimated future operating cash flows. The effect of this change was not significant.

The Partnership s leasing operations consist of the leasing of various types of data processing equipment and telecommunications equipment. A substantial portion of the Partnership s leases are classified as direct financing leases which expire over the next three years. Other data processing equipment is leased under operating leases that expire during the next four years.

COMPUTER EQUIPMENT ON OPERATING LEASES; DEPRECIATION
Computer equipment on operating leases is stated at cost.
Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

DEFERRED ORGANIZATION COSTS AND AMORTIZATION
Deferred organization costs are recorded at cost. Amortization is computed using the straight-line method over 60 months.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Partnership estimates the carrying values of cash equivalents at December 31, 1996 reasonably approximate fair value.

INCOME TAXES
The Partnership is not a tax-paying entity for federal income tax purposes and, accordingly, no income tax expense has been provided for in the financial statements. Income or loss from the Partnership is required to be reported by the partners on their respective income tax returns.

The Partnership will be responsible for State of Illinois replacement tax on income it generates.

All of the Partnership's leases are treated as operating leases for income tax purposes (Note 3).

MANAGEMENT EXTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership has estimated the residual values of equipment under direct financing and operating leases. These estimates have been developed based upon published market values of similar equipment and the general partners' prior experience. Management does not currently expect to incur any loss on the disposition or lease renewals of equipment currently under lease. Given the volatility of market for the resale of computer equipment, it is reasonably possible that the Partnership's estimates for residual value may change in the near term.

                      TRIUMPHE LEASING IX L.P.

                   NOTES TO FINANCIAL STATEMENTS

1.  LEASES AND COMPUTER EQUUIPMENT FINANCING

Estimated future minimum lease payments under both direct financing and operating leases, including estimated residual values of leased property (unguaranteed) of $194,961, net of unearned income under direct financing leases, and the related debt maturities under direct financing leases and operating leases at December 31, 1996 are as follows:

Estimated future minimum lease payments receivable

              Direct
              Fincancing   Operating                  Debt
              Leases       Leases          Total      Maturities
              ----------   ---------    -----------   ----------

1997          $  416,469   $2,175,248   $2,591,717    $2,170,218
1998             317,126    1,925,162    2,242,288     2,041,343
1999             290,614      847,022    1,137,636       966,872
2000                -         106,168      106,168       104,333
               ---------    ---------    ---------     ---------
               1,024,209    5,053,600    6,077,809    $5,282,766

Less Unearned
Income           115,049         -         115,049
               ---------    ---------    ---------
              $  909,160   $5,053,600   $5,962,760
               =========    =========    =========

The various debt obligations are payable to financial institutions and include interest at rates ranging from 6.25% to 9.8%. The Partnership estimates that the fair value of its fixed-rate borrowings approximates the carrying value at December 31, 1996 given the Partnership s current borrowing capabilities. The debt obligations are collateralized by the related equipment and future rental payments under the respective leases. The indebtedness is without recourse against the Partnership.


2.  RELATED PARTY TRANSACTIONS

The Partnership's placement agent is related to the general partners through common ownership and receives a selling commission generally of 8% of the gross proceeds from the sale of the first one and one-half partnership units purchased by any person and/or his affiliates or members of his immediate family. Selling commissions, which are included in offering costs, amounted to $40,158 and $37,000 in 1996 and 1995, respectively.

The Partnership pays companies related to the general partners through common ownership an equipment acquisition fee, in the amount of 5% of the Partnership s equity investment in such equipment, for locating and acquiring equipment, arranging lease financing and locating lessees. Equipment acquisition fees are not paid unless at least 85% of the gross limited partner contributions have been invested in equipment. Equipment acquisition fees of $34,000 were paid in 1996. No such fees were paid during 1995.

For their services in managing the Partnership, the Partnership is charged by the general partners an equipment management fee in an amount equal to 3% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership.
These expenses amounted to $67,040 and $55,389 in 1996 and 1995, respectively.

At December 31, 1996, $79,278 of equipment management fees are unpaid and included in accounts payable.


3.  RECONCILIATION OF REPORTED NET INCOME TO TAX NET (LOSS)
    INCOME


Year ended December 31,                  1996             1995
-----------------------               ----------       ----------

Reported net income                   $  75,550        $ 163,085
Add tax leasing revenues in
  excess of reported leasing revenues   298,404          394,997
Less tax loss in excess of reported
  loss on sale of equipment under
  lease                                  (9,820)            -
Less tax depreciation in
  excess of reported depreciation      (474,643)        (367,557)
                                       ---------        ---------
    Tax net (loss) income             $(110,509)       $ 190,525
                                       ---------        --------


The Partnership s tax basis in its assets differs from the amount at which its net assets are reported for financial reporting purposes, principally due to the accounting for direct financing leases. At December 31, 1996, the Partnership s basis for financial reporting purposes in its net assets was greater than its basis for tax reporting purposes by $185,006. As a result, aggregate future income for financial reporting purposes will be less than for income tax reporting purposes.


4.  MAJOR CUSTOMERS

Approximately 48% and 80% of the Partnership's lease income in 1996 and 1995, respectively, was from four customers. The largest customer is a national company in the communications industry. The percentages are as follows:


                                         1996             1995
                                      ----------       ----------
Customer A                                36%              55%
Customer B                                12                -
Customer C                                 -               14
Customer D                                 -               11
                                         ----             ----
           Total                          48%              80%
                                         ====             ====

The direct financing leases in which the Partnership has a net investment at December 31, 1996 and 1995 were with two customers, one which is a large company in the information systems industry, and the other, a wholesale distributor of women s apparel.

                                         1996             1995
                                      ----------       ----------
Customer A                                89%              75%
Customer B                                10                -
                                         ----             ----
           Total                          99%              75%
                                         ====             ====