Form 10QSB
period 1997-03-31
TRIUMPHE LEASING IX LP
filed 1997-05-01
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        March 31, 1997


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from ______________to ____________

     Commission File Number:   33-72740-FW

     TRIUMPHE LEASING IX L.P.
     (Exact name of small business issuer
      as specified in its charter)

     Illinois                            36-3921954
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)

     630 Dundee Road, Suite 345, Northbrook, Illinois    60062
     (Address of principal executive offices)        (Zip Code)

     847-509-1500
     (Issuer's telephone number)
     ____________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           [X]Yes     [ ]No



                             PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

                     TRIUMPHE LEASING IX L.P.
                         BALANCE SHEETS

                               March 31, 1997   December 31, 1996
                               --------------   -----------------
                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents           $   240,275        $   275,638
  Accounts receivable                 41,413             39,367
  Net investment in direct
    financing leases                 336,422            346,770
  Prepaid expenses                     2,272               -
                                   ---------          ---------
     TOTAL CURRENT ASSETS            620,382            661,775
                                   ---------          ---------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $3,245,335 and $2,596,827        5,125,659          5,774,166
                                   ---------          ---------

OTHER ASSETS:
  Net investment in direct
    financing leases                 495,024            562,390
  Deferred organization costs,
    less accumulated amortization
    of $16,250 and $15,000             8,750             10,000
                                   ---------          ---------

     TOTAL OTHER ASSETS              503,774            572,390
                                   ---------          ---------

                                 $ 6,249,815        $ 7,008,331
                                  ==========         ==========

See accompanying notes to financial statements (Unaudited)

                              PART I
                       FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING IX L.P.
                           BALANCE SHEETS
                              March 31, 1997    December 31, 1996
                              --------------    -----------------
                                (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable              $   124,404        $    87,858
  Current maturities of
    long-term debt                2,064,637          2,170,218
  Other liabilities                   6,814              7,060
                                  ---------          ---------
     TOTAL CURRENT LIABILITIES    2,195,855          2,265,136
                                  ---------          ---------

LONG-TERM DEBT,
  less current maturities         2,616,595          3,112,548
                                  ---------          ---------
     TOTAL LIABILITIES            4,812,450          5,377,684
                                  ---------          ---------

PARTNERS' EQUITY:
  General Partners                   14,671             16,750
  Limited Partners                1,422,694          1,613,897
                                  ---------          ---------

     TOTAL PARTNERS' EQUITY       1,437,365          1,630,647
                                  ---------          ---------

                                $ 6,249,815        $ 7,008,331
                                  =========          =========

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                                Three Months        Three Months
                                   Ended               Ended
                               March 31, 1997      March 31, 1996
                               --------------      --------------
                                 (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                  $   711,337         $   387,389
  Interest                            1,762               2,030
                                   --------            --------

TOTAL REVENUES                      713,099             389,419
                                   --------            --------

OPERATING EXPENSES:
  Interest                           98,282              66,996
  Depreciation & Amortization       649,757             261,603
  Remarketing Commissions Paid
    to Outside Lease Brokers         60,114              68,548
  Administrative                     51,869              39,758
                                   --------            --------

  TOTAL OPERATING EXPENSES          860,022             436,905
                                   --------            --------

NET (LOSS) INCOME               $  (146,923)        $   (47,486)
                                   =========           =========
NET (LOSS) INCOME ALLOCATED TO:
  General Partners              $    (1,469)        $      (475)
  Limited Partners                 (145,454)            (47,011)
                                   ---------           ---------

                                $  (146,923)        $   (47,486)
                                   =========           =========



WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                   .8414              .5432
   Limited Partners                 83.2974            53.7719

(LOSS) INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners                 $(1,746)           $ (874)
   Limited Partners                 $(1,746)           $ (874)

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                   STATEMENT OF PARTNERS' EQUITY

                        Three Months Ended March 31, 1997
                                   (Unaudited)


                                        GENERAL        LIMITED
                         TOTAL          PARTNERS       PARTNERS
PARTNERS' EQUITY
  Beginning of period  $ 1,630,647      $ 16,750     $ 1,613,897

CAPITAL CONTRIBUTIONS       14,600          -             14,600
NET LOSS                  (146,923)       (1,469)       (145,454)
OFFERING COSTS              (2,189)          (22)         (2,167)
DISTRIBUTIONS              (58,770)         (588)        (58,182)
                         ----------       -------      ----------
PARTNERS' EQUITY
  End of period        $ 1,437,365      $ 14,671     $ 1,422,694
                         =========        ======       ==========

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                                    Three Months    Three Months
                                        Ended           Ended
                                   March 31, 1997  March 31, 1996
                                   --------------  --------------
                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                  $  (146,923)   $   (47,486)
  Adjustments to reconcile
  net (loss) income to net
  cash provided by operating
  activities:

   Depreciation & amortization          649,757        261,603
   Amortization of unearned income      (21,962)       (43,643)

 Changes in assets and liabilities:
    Increase in accounts receivable      (2,046)          -
    Increase (Decrease) in prepaid
    expense and other                    (3,293)        18,934
    (Decrease) Increase in accounts
    payable                              36,546        (24,815)
    Increase (Decrease) in other
    liabilities                            (246)         1,581
                                        --------       -------
       Net cash provided by
       operating activities             511,833        166,174
                                        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases              99,676        117,873
  Purchase of computer equipment on
    operating leases                       -          (434,479)
                                        -------       ---------
       Net cash provided by (used in)
       investing activities              99,676       (316,606)
                                        -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions          14,600        309,245
  Distributions to partners             (58,770)       (38,002)
  Proceeds from nonrecourse debt           -         1,679,155
  Principal payments of
  nonrecourse debt                     (601,534)    (1,295,007)
  Offering costs paid                    (1,168)       (41,480)
                                       ---------    -----------
       Net cash provided by (used in)
       financing activities            (646,872)       613,911
                                       ---------    -----------
NET (DECREASE) INCREASE IN CASH
AND EQUIVALENTS                         (35,363)       463,479

CASH AND EQUIVALENTS,
  at the beginning of the period        275,638        399,800
                                       ---------    ----------
CASH AND EQUIVALENTS,
  at the end of the period          $   240,275    $   863,279
                                       ========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest             $    98,282    $    66,996

See accompanying notes to financial statements (Unaudited)

                           TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

     The financial information included herein at March 31, 1997 and the three months ended March 31, 1997, and March 31, 1996, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operations for those periods.

     The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

        The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended March 31, 1997 was the thirteenth quarter of operations of the partnership.

NOTE 3 - PREPAID EXPENSES

        The prepaid syndication and organization costs are costs that are attributable to the formation and organization of the partnership. These costs are ultimately expected to be approximately $150,000. The portion of these costs which are attributable to organization costs will be amortized using the straight-line method over a sixty-month period.

NOTE 4 - DESCRIPTION OF LEASING ARRANGEMENTS

     The partnership's leasing operations consist principally of leased equipment which it has acquired from third-party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases will expire over the next four years.
The cost of each lease includes an equity investment plus any nonrecourse loans obtained to finance the purchase.

NOTE 5 - EQUIPMENT

     Computer equipment on operating leases is recorded at cost.
Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                             TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LEASES

       The following lists the components of the net investment in leases as of March 31, 1997:

Total minimum lease payments to be received         $   729,572

Estimated residual values of leased property            194,961

Less: Unearned income                                   (93,087)
                                                       ---------
Net investment in leases                            $   831,446



       At March 31, 1997, minimum lease payments for direct financing and operating leases for each of the four succeeding calendar years are expected to be received as follows:



                     YEAR                     AMOUNT

                     1997                  $ 2,573,171
                     1998                    2,239,215
                     1999                    1,004,049
                     2000                      106,168

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

The Partnership commenced the offering of units and began operations on January 31, 1994. As of March 31, 1997 the partnership had sold $1,934,015 in Investor Limited Partner Units. As of March 31, 1997 the partnership acquired leased equipment of $9,968,310 with an equity investment of $1,591,369 and nonrecourse bank borrowing of $8,376,941. As of March 31, 1997 the partnership had committed to acquire additional leased equipment of $612,974 with an equity investment of $107,147 and nonrecourse bank borrowing of $505,827.

OPERATIONS
Total revenues increased to $713,099 for the first quarter of the fiscal year ending December 31, 1997 ("fiscal 1997") from $389,419 for the first quarter of the fiscal year ended December 31, 1996 ("fiscal 1996"). Total revenues consist of lease rental income and interest earned on short-term money market investments. The increase in total revenues was primarily attributable to additional leased equipment being purchased and interest earned on funds held for investment.

Operating expenses increased to $860,022 for the first quarter of fiscal 1997 from $436,905 for the first quarter of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The increase in operating expenses resulted primarily from an increase in depreciation expense due to the acquisition of additional leased equipment.

Results for the period are not indicative of future annual results because the partnership is still selling units and investing in equipment. Future results of operations will depend upon rates of return achieved on equipment acquisitions and rates achieved on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets of the partnership increase as offering proceeds are collected and decrease as the partnership makes equipment investments. Cash and cash equivalents of the partnership at March 31, 1997 include offering proceeds available for investment in equipment and undistributed cash earned during the period from January 31, 1994 to March 31, 1997.

The partnership generally financed the purchase of equipment by the use of loans in an amount in excess of 85% of the purchase price thereof. All of the loans incurred were nonrecourse to the partnership and were or will be fully amortized by the monthly rental payments due to the partnership under related leases.

The partnership's current cash and working capital position are sufficient to meet the partnership's current short-term and long-term liquidity requirements without additional financing. Notwithstanding the foregoing, in the event that the partnership sells additional units pursuant to this offering, there is no assurance that the partnership will be able to obtain sufficient debt financing to make equipment investments with the degree of leverage that it has employed to date.

The partnership maintains, to the extent practicable, a working capital and contingency reserve in an amount not to exceed 1% of the gross proceeds from the offering of units, subject to business and distribution requirements. Such amount, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies.

                            TRIUMPHE LEASING IX L.P.
                          PART II - OTHER INFORMATION

NONE

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TRIUMPHE LEASING IX L.P.
                         By:  TL GENERAL IX CORP.,
                         Its:  General Partner



  Date May 1, 1997               By: /s/ Gerald A. Horwitz
      -------------------           ----------------------------
                                    Gerald A. Horwitz, President
                                    (Principal Executive Officer)




  Date May 1, 1997               By: /s/ Jerry L. Schwartz
      -------------------           -----------------------------
                                    Jerry L. Schwartz,
                                    Vice President,
                                    Secretary and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)


  Date May 1, 1997               By: /s/ Gerald A. Horwitz
      -------------------           -----------------------------
                                    Gerald A. Horwitz
                                    Its: General Partner