Form 10QSB
period 1997-06-30
TRIUMPHE LEASING IX LP
filed 1997-08-12
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549


                         FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from ___________to ___________

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

     847-509-1500
     (Issuer's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [X]Yes     [ ]No


                             PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

                     TRIUMPHE LEASING IX L.P.
                         BALANCE SHEETS
                            June 30, 1997      December 31, 1996
                            -------------      -----------------
                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents        $   411,996        $   275,638
  Accounts Receivable                   0             39,367
  Net investment in direct
    financing leases              265,651            346,770
  Prepaid expenses                  1,514               -
                                ---------          ---------
     TOTAL CURRENT ASSETS         679,161            661,775
                                ---------          ---------

COMPUTER EQUIPMENT ON OPERATING LEASES
  less accumulated depreciation of
  $3,129,745 and $2,596,827     4,413,997          5,774,166

OTHER ASSETS:
  Net investment in direct
    financing leases              423,884            562,390
  Deferred organization costs,
    less accumulated amortization
    of $17,500 and $15,000          7,500             10,000
                                ---------          ---------
     TOTAL OTHER ASSETS           431,384            572,390
                                ---------          ---------

                              $ 5,524,542        $ 7,008,331
                                =========          =========


See accompanying notes to financial statements (Unaudited)

                              PART I
                       FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING IX L.P.
                           BALANCE SHEETS

                            June 30, 1997      December 31, 1996
                            -------------      -----------------
                             (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable             $   119,210        $    87,858
  Current maturities of
    long-term debt               2,013,070          2,170,218
  Other liabilities                 18,683              7,060
                                 ---------          ---------
    TOTAL CURRENT LIABILITIES    2,150,963          2,265,136
                                 ---------          ---------

LONG-TERM DEBT,
  less current maturities        2,111,506          3,112,548
                                 ---------          ---------
    TOTAL LIABILITIES            4,262,469          5,377,684
                                 ---------          ---------
PARTNERS' EQUITY:
  General Partners                  13,172             16,750
  Limited Partners               1,248,901          1,613,897
                                 ---------          ---------
     TOTAL PARTNERS' EQUITY      1,262,073          1,630,647
                                 ---------          ---------

                               $ 5,524,542        $ 7,008,331
                                 =========          =========

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                             Six Months         Six Months
                                Ended              Ended
                            June 30, 1997      June 30, 1996
                            -------------      -------------
                             (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                 $ 1,306,260        $ 760,768
  Loss on Sale of Equipment       (229,268)            -
  Interest                           3,045            9,938
                                 ----------         --------
TOTAL REVENUES                   1,080,037          770,706
                                 ----------         --------

OPERATING EXPENSES:
  Interest                         185,385          124,852
  Depreciation & Amortization    1,158,556          527,375
  Remarketing Commissions Paid
    to Outside Lease Brokers        62,091          100,021
  Administrative                    78,858           62,179
                                 ----------         --------
  TOTAL OPERATING EXPENSES       1,484,890          814,427
                                 ----------         --------

NET LOSS                       $  (404,853)       $ (43,721)

NET LOSS ALLOCATED TO:
  General Partners             $    (4,049)       $    (437)
  Limited Partners                (400,804)         (43,284)
                                 ----------         --------
                               $  (404,853)       $ (43,721)
                                 ==========         ========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                  1.0345            .7963
   Limited Partners                102.4123          78.8324

LOSS PER WEIGHTED AVERAGE UNIT:
   General Partners            $     (3,914)      $     (549)
   Limited Partners            $     (3,914)      $     (549)

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                            Three Months       Three Months
                               Ended              Ended
                            June 30, 1997      June 30, 1996
                            -------------      --------------
                              (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                  $   594,923         $   373,379
  Loss on Sale of Equipment        (229,268)              -
  Interest                            1,283               7,907
                                  ----------          ----------
 TOTAL REVENUES                     366,938             381,286
                                  ----------          ----------

OPERATING EXPENSES:
  Interest                           87,103              57,856
  Depreciation & Amortization       578,936             265,772
  Remarketing Commissions Paid
    to Outside Lease Brokers          1,978              31,473
  Administrative                     26,988              22,420
                                  ----------          ----------
  TOTAL OPERATING EXPENSES          695,005             377,521
                                  ----------          ----------

NET INCOME (LOSS)               $  (328,067)        $     3,765
                                  ==========          ==========

NET INCOME (LOSS) ALLOCATED TO:
  General Partners              $    (3,281)        $        38
  Limited Partners                 (324,786)              3,727
                                  ----------          ----------
                                $  (328,067)        $     3,765
                                  ==========          ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                   1.0718              .8711
   Limited Partners                 106.1117            86.2402

INCOME (LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners             $     (3,061)       $        43
   Limited Partners             $     (3,061)       $        43

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                   STATEMENT OF PARTNERS' EQUITY

                   Six Months Ended June 30, 1997
                            (Unaudited)


                                           GENERAL      LIMITED
                                TOTAL      PARTNERS     PARTNERS
PARTNERS' EQUITY
  Beginning of period        $ 1,630,647  $ 16,750    $1,613,897

CAPITAL CONTRIBUTIONS            158,140     1,690       156,450
NET LOSS                        (404,853)   (4,049)     (400,804)
OFFERING COSTS                    (3,271)      (33)       (3,238)
DISTRIBUTIONS                   (118,590)   (1,186)     (117,404)
                               ----------   -------    ----------
PARTNERS' EQUITY
  End of period              $ 1,262,073  $ 13,172    $1,248,901
                               ==========   =======    ==========

See accompanying notes to financial statements (Unaudited)


                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                                   Six Months         Six Months
                                     Ended              Ended
                                 June 30, 1997      June 30, 1996
                                 -------------      -------------
                                  (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                $  (404,853)       $  (43,721)
  Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activities:

     Depreciation & Amortization     1,158,556           527,375
     Amortization of unearned income   (42,891)          (72,938)
     Loss on sale of equipment         229,268              -

  Changes in assets and liabilities:
     (Decrease) in accounts
        receivable                      39,367              -
     Decrease (Increase) in
        prepaid expense                 (1,514)            3,177
     Increase (Decrease) in
        accounts payable                31,352           (24,479)
     Increase in other liabilities      11,623            23,539
                                    -----------        ----------
     Net cash provided by
     operating activities            1,020,908           412,953
                                    -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases            201,141           220,071
  Purchase of computer equipment on
    operating leases                   (10,000)         (434,479)
  Proceeds from sale of equipment       46,220              -
                                    -----------        ----------
     Net cash provided by (used in)
     investing activities              237,361          (214,408)
                                    -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions        158,140           501,220
  Distributions to partners           (118,590)          (81,288)
  Proceeds from nonrecourse debt          -            1,742,100
  Principal payments of
    nonrecourse debt                (1,158,190)       (1,680,553)
  Offering costs paid                   (3,271)          (67,442)
                                    -----------       -----------
     Net cash provided by (used in)
     financing activities           (1,121,911)          414,037
                                    -----------       -----------
NET INCREASE IN CASH AND EQUIVALENTS   136,358           612,582

CASH AND EQUIVALENTS,
  at the beginning of the period       275,638           399,800
                                    -----------       -----------
CASH AND EQUIVALENTS,
  at the end of the period         $   411,996        $1,012,382
                                    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest            $   185,385        $  124,852

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                               Three Months         Three Months
                                  Ended                Ended
                               June 30, 1997        June 30, 1996
                               -------------        -------------
                                (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)               $  (328,067)        $    3,765
  Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activities:
     Depreciation & Amortization      578,936            265,772
     Amortization of unearned income  (20,929)           (29,295)
     Loss on sale of equipment        229,268               -

  Changes in assets and liabilities:
     Decrease in accounts receivable   41,413               -
     Increase (Decrease) in
        prepaid expense                   758            (15,757)
     (Decrease) Increase in
        accounts payable               (5,194)               336
     Increase in other liabilities     11,869             21,958
                                    ----------         ----------
     Net cash provided by
     operating activities             508,054            246,779
                                    ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases           101,465            102,198
  Purchase of computer equipment
    on operating leases               (10,000)              -
  Proceeds from sale of equipment      46,220               -
                                    ----------         ----------
     Net cash provided by
     investing activities             137,685            102,198
                                    ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions       143,540            191,975
  Distributions to partners           (59,820)           (43,286)
  Proceeds from nonrecourse debt         -                62,945
  Principal payments of
    nonrecourse debt                 (556,656)          (385,546)
  Offering costs paid                  (1,082)           (25,962)
                                    ----------         ----------
     Net cash (used in)
     financing activities            (474,018)          (199,874)
                                    ----------         ----------
NET INCREASE IN CASH AND EQUIVALENTS  171,721            149,103

CASH AND EQUIVALENTS,
  at the beginning of the period      240,275            863,279
                                    ----------         ----------
CASH AND EQUIVALENTS,
  at the end of the period        $   411,996         $1,012,382
                                    ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest           $    87,103         $   57,856

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL INFORMATION

     The financial information included herein at June 30, 1997 and the six and three months ended June 30, 1997, and June 30, 1996, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operations for those periods.

     The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

     The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended June 30, 1997 was the fourteenth quarter of operations of the partnership and leased equipment was acquired during this period.

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

NOTE 4 - DESCRIPTION OF LEASING ARRANGEMENTS

     The partnership's leasing operations consist principally of leased equipment which it has acquired from third-party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases will expire over the next five years.
The cost of each lease includes an equity investment plus any non-recourse loans obtained to finance the purchase.

NOTE 5 - EQUIPMENT

     Computer equipment on operating leases is recorded at cost.
Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                             TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LEASES

       The following lists the components of the net investment in leases as of June 30, 1997:

Total minimum lease payments to be received         $  628,107

Estimated residual values of leased property           133,586

Less: Unearned income                                  (72,158)
                                                      ---------
Net investment in leases                            $  689,535
                                                      =========


       At June 30, 1997, minimum lease payments for direct financing and operating leases for each of the four succeeding calendar years are expected to be received as follows:



                     YEAR                     AMOUNT

                     1997                  $ 2,573,171
                     1998                    2,239,215
                     1999                    1,004,049
                     2000                      106,168

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership commenced the offering of units and began operations on January 31, 1994. As of June 30, 1997 the partnership had sold $2,090,465 in Investor Limited Partner Units. As of June 30, 1997 the partnership acquired leased equipment of $9,968,310 with an equity investment of $1,591,369 and non-recourse bank borrowing of $8,376,941. As of June 30, 1997 the partnership had committed to acquire additional leased equipment of $749,453 with an equity investment of $216,081 and non-recourse bank borrowing of $533,372.

OPERATIONS
Total revenues increased to $1,080,037 for the first two quarters of the fiscal year ending December 31, 1997 ("fiscal 1997") from $770,706 for the first two quarters of the fiscal year ended December 31, 1996 ("fiscal 1996"). Total revenues consist of lease rental income, loss on sale of equipment, and interest earned on short-term money market investments. The increase in total revenues was primarily attributable to additional leased equipment being purchased, and interest earned on funds held for investment.

Operating expenses increased to $1,484,890 for the first two quarters of fiscal 1997 from $814,427 for the first two quarters of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, remarketing commissions, and administrative expenses. The increase in operating expenses resulted primarily from an increase in depreciation expense due to the acquisition of additional leased equipment.

Results for the period are not indicative of future annual results because the partnership is still investing in equipment.
Future results of operations will depend upon rates of return achieved on equipment acquisitions and rates achieved on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets of the partnership increase as offering proceeds are collected and decrease as the partnership makes equipment investments. Cash and cash equivalents of the partnership at June 30, 1997 include offering proceeds available for investment in equipment and undistributed cash earned during the period from January 31, 1994 to June 30, 1997.

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


                         TRIUMPHE LEASING IX L.P.
                         By:  TL GENERAL IX CORP.,
                         Its:  General Partner



  Date August 12, 1997             By: /s/ Gerald A. Horwitz
       ------------------------
                                    Gerald A. Horwitz, President
                                    (Principal Executive Officer)




  Date August 12, 1997             By: /s/ Jerry L. Schwartz
       ------------------------
                                    Jerry L. Schwartz,
                                    Vice President,
                                    Secretary and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)


  Date August 12, 1997            By: /s/ Gerald A. Horwitz
       ------------------------
                                    Gerald A. Horwitz
                                    Its: General Partner