Form 10QSB
period 1997-09-30
TRIUMPHE LEASING IX LP
filed 1997-10-31
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from _____________to _____________

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


                             PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

                     TRIUMPHE LEASING IX L.P.
                         BALANCE SHEETS
                       September 30, 1997   December 31, 1996
                       ------------------   -----------------
                          (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents        $   195,885         $   275,638
  Accounts receivable             129,459              39,367
  Net investment in direct
    financing leases              257,308             346,770
  Prepaid expenses                    757                -
                               -----------         -----------
     TOTAL CURRENT ASSETS         583,409             661,775
                               -----------         -----------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $3,759,342 and $2,596,827     3,988,029           5,774,166

OTHER ASSETS:
  Net investment in direct
    financing leases              364,220             562,390
  Deferred organization costs,
    less accumulated amortization
    of $18,750 and $15,000          6,250              10,000
                               -----------         -----------
     TOTAL OTHER ASSETS           370,470             572,390
                               -----------         -----------

                              $ 4,941,908         $ 7,008,331
                               ===========         ===========

See accompanying notes to financial statements (Unaudited)

                              PART I
                       FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING IX L.P.
                           BALANCE SHEETS

                         September 30, 1997   December 31, 1996
                         ------------------   -----------------
                             (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable            $   127,089         $    87,858
  Current maturities of
    long-term debt              2,071,199           2,170,218
  Other liabilities                16,288               7,060
                               -----------         -----------
    TOTAL CURRENT LIABILITIES   2,214,576           2,265,136
                               -----------         -----------

LONG-TERM DEBT,
  less current maturities       1,677,146           3,112,548
                               -----------         -----------
    TOTAL LIABILITIES           3,891,722           5,377,684
                               -----------         -----------
PARTNERS' EQUITY:
  General Partners                 11,054              16,750
  Limited Partners              1,039,132           1,613,897
                               -----------         -----------
     TOTAL PARTNERS' EQUITY     1,050,186           1,630,647
                               -----------         -----------
                              $ 4,941,908         $ 7,008,331
                               ===========         ===========

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS
                            Nine Months         Nine Months
                               Ended               Ended
                         September 30, 1997  September 30, 1996
                         ------------------  ------------------
                            (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                $ 1,898,264         $ 1,251,186
  Loss on sale of equipment      (229,268)               -
  Interest                          4,358              19,030
                               -----------         -----------
TOTAL REVENUES                  1,673,354           1,270,216
                               -----------         -----------

OPERATING EXPENSES:
  Interest                        269,119             193,217
  Depreciation & Amortization   1,789,404             949,581
  Remarketing Commissions Paid
    to Outside Lease Brokers       62,091             131,716
  Administrative                  104,467              89,339
                               -----------         -----------
  TOTAL OPERATING EXPENSES      2,225,081           1,363,853
                               -----------         -----------

NET LOSS                      $  (551,727)        $   (93,637)
                               ===========         ===========

NET LOSS ALLOCATED TO:
  General Partners            $    (5,517)        $      (936)
  Limited Partners               (546,210)            (92,701)
                               -----------         -----------
                              $  (551,727)        $   (93,637)
                               ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.0470               .8455
   Limited Partners              103.6548             83.7531

LOSS PER WEIGHTED AVERAGE UNIT:
   General Partners           $    (5,269)        $    (1,107)
   Limited Partners           $    (5,269)        $    (1,107)

See accompanying notes to financial statements (Unaudited)


                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                             Three Months        Three Months
                                Ended               Ended
                          September 30, 1997  September 30, 1996
                          ------------------  ------------------
                             (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                $   592,004         $   482,718
  Interest                          1,313               9,092
                               -----------         -----------
TOTAL REVENUES                    593,317             491,810
                               -----------         -----------

OPERATING EXPENSES:
  Interest                         83,734              68,364
  Depreciation & Amortization     630,847             422,206
  Remarketing Commissions Paid
    to Outside Lease Brokers         -                 31,695
  Administrative                   25,609              27,161
                               -----------         -----------
TOTAL OPERATING EXPENSES          740,190             549,426
                               -----------         -----------
NET LOSS                      $  (146,873)        $   (57,616)
                               ===========         ===========

NET LOSS ALLOCATED TO:
  General Partners            $    (1,469)        $      (576)
  Limited Partners               (145,404)            (57,040)
                               -----------         -----------
                              $  (146,873)        $   (57,616)
                               ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.0721               .9458
   Limited Partners              106.1399             93.5947

LOSS PER WEIGHTED AVERAGE UNIT:
   General Partners           $    (1,370)        $      (609)
   Limited Partners           $    (1,370)        $      (609)

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                   STATEMENT OF PARTNERS' EQUITY

                Nine Months Ended September 30, 1997
                            (Unaudited)

                                       GENERAL      LIMITED
                        TOTAL          PARTNERS     PARTNERS
PARTNERS' EQUITY
  Beginning of period   $ 1,630,647    $ 16,750      $ 1,613,897

CAPITAL CONTRIBUTIONS       158,140       1,690          156,450
NET LOSS                   (551,727)     (5,517)        (546,210)
OFFERING COSTS               (3,771)        (38)          (3,733)
DISTRIBUTIONS              (183,103)     (1,831)        (181,272)
                         -----------    --------      -----------
PARTNERS' EQUITY
  End of period         $ 1,050,186    $ 11,054      $ 1,039,132
                         ===========    ========      ===========

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                             Nine Months        Nine Months
                               Ended               Ended
                         September 30, 1997  September 30, 1996
                         ------------------  ------------------
                             (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                     $  (551,727)        $  (93,637)
 Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

   Depreciation & amortization  1,789,404            949,581
   Amortization of unearned
   income                         (29,399)          (100,869)
   Loss on sale of equipment      229,268               -

 Changes in assets and liabilities:
    (Increase) in accounts
    receivable                    (90,092)              -
    (Increase) Decrease in
    prepaid expenses                 (757)             3,177
    Increase (Decrease) in
    accounts payable               39,231             (5,132)
    Increase in other liabilities   9,228             32,894
                                ----------          ---------
       Net cash provided by
       operating activities     1,395,156            786,014
                                ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases       279,656            315,578
  Purchase of computer equipment
    on operating leases          (213,630)        (1,507,366)
  Purchase of direct financing
    leases                        (24,000)            (4,029)
  Proceeds from sale of
    equipment                      46,220               -
                                 ---------        -----------
    Net cash provided by (used
    in) investing activities       88,246         (1,195,817)
                                 ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions   158,140            632,443
  Distributions to partner       (183,103)          (133,556)
  Proceeds from nonrecourse debt     -             2,636,136
  Principal payments of
   nonrecourse debt            (1,534,421)        (2,112,456)
  Offering costs paid              (3,771)           (81,746)
                               -----------        -----------
    Net cash (used in) provided by
    financing activities       (1,563,155)           940,821
                               -----------        -----------

NET (DECREASE) INCREASE IN
CASH AND EQUIVALENTS              (79,753)           531,018

CASH AND EQUIVALENTS,
  at the beginning of the period  275,638            399,800
                               -----------        -----------
CASH AND EQUIVALENTS,
  at the end of the period    $   195,885         $  930,818
                               ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest       $   269,119         $  193,217

See accompanying notes to financial statements (Unaudited)


                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                            Three Months        Three Months
                               Ended               Ended
                         September 30, 1997  September 30, 1996
                         ------------------  ------------------
                            (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                    $  (146,873)        $   (57,616)
  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

  Depreciation & amortization     630,847             422,206
  Amortization of unearned income  13,492             (27,931)

 Changes in assets and liabilities:
  (Increase) in accounts
  receivable                     (129,459)              -
  Increase in prepaid expense         757               -
  Increase in accounts payable      7,879             19,347
  (Decrease) Increase in other
  liabilities                      (2,395)             9,355
                               -----------         ----------
       Net cash provided by
       operating activities       374,248            365,361
                               -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases        78,515             95,506
  Purchase of computer equipment on
    operating leases             (203,630)        (1,072,887)
  Purchase of direct
    financing leases              (24,000)            (4,029)
                               -----------         ----------

       Net cash used in
       investing activities      (149,115)          (981,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions      -               131,223
  Distributions to partners       (64,513)           (52,268)
  Proceeds from nonrecourse debt     -               894,036
  Principal payments of
   nonrecourse debt              (376,231)          (424,202)
  Offering costs paid                (500)           (14,304)
                                ----------         ----------
     Net cash (used in) provided by
     financing activities        (441,244)           534,485
                                ----------         ----------

NET DECREASE IN CASH
AND EQUIVALENTS                  (216,111)           (81,564)

CASH AND EQUIVALENTS,
 at the beginning of the period   411,996          1,012,382
                                ----------         ----------
CASH AND EQUIVALENTS,
  at the end of the period    $   195,885         $  930,818


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
  period for interest         $    83,734         $   68,364

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

     The financial information included herein at September 30, 1997 and the nine and three months ended September 30, 1997, and September 30, 1996, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operations for those periods.

     The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

     The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended September 30, 1997 was the fifteenth quarter of operations of the partnership and leased equipment was acquired during this period.

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

                             TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LEASES

       The following lists the components of the net investment in leases as of September 30, 1997:

Total minimum lease payments to be received           $  549,592

Estimated residual values of leased property             157,586

Less: Unearned income                                    (85,650)
                                                        ---------
Net investment in leases                              $  621,528
                                                        =========


       At September 30, 1997, minimum lease payments for direct financing and operating leases for each of the four succeeding calendar years are expected to be received as follows:


                     YEAR                     AMOUNT

                     1997                  $ 2,659,031
                     1998                    2,349,999
                     1999                    1,114,833
                     2000                      127,169

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership commenced the offering of units and began operations on January 31, 1994. As of September 30, 1997 the partnership had sold $1,893,615 in Investor Limited Partner Units. As of September 30, 1997 the partnership acquired leased equipment of $10,707,925 with an equity investment of $1,797,612 and nonrecourse bank borrowing of $8,910,313.

OPERATIONS
Total revenues increased to $1,673,687 for the first three quarters of the fiscal year ending December 31, 1997 ("fiscal 1997") from $1,270,216 for the first three quarters of the fiscal year ended December 31, 1996 ("fiscal 1996"). Total revenues consist of lease rental income and interest earned on short-term money market investments. The increase in total revenues was primarily attributable to additional leased equipment being purchased.

Operating expenses increased to $2,225,414 for the first three quarters of fiscal 1997 from $1,363,853 for the first three quarters of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The increase in operating expenses resulted primarily from an increase in depreciation expense and interest on non-recourse debt.

The partnership does not plan to invest in additional equipment. Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets of the partnership increase as offering proceeds are collected and decrease as the partnership makes equipment investments. Cash and cash equivalents of the partnership at September 30, 1997 include offering proceeds available for investment in equipment and undistributed cash earned during the period from January 31, 1994 to September 30, 1997.

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



                         TRIUMPHE LEASING IX L.P.
                         By:  TL GENERAL IX CORP.,
                         Its:  General Partner




  Date  October 31, 1997          By: /s/ Gerald A. Horwitz
        ------------------
                                   Gerald A. Horwitz, President
                                   (Principal Executive Officer)


  Date  October 31, 1997          By: /s/ Jerry L. Schwartz
        ------------------
                                   Jerry L. Schwartz,
                                   Vice President,
                                   Secretary and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)


  Date  October 31, 1997          By: /s/ Gerald A. Horwitz
        ------------------
                                   Gerald A. Horwitz
                                   Its: General Partner