Form 10KSB
period 1997-12-31
TRIUMPHE LEASING IX LP
filed 1998-02-25
CIK 916364

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                FORM 10-KSB

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the fiscal year ended December 31, 1997

                                    OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                 to


                      Commission File No. 33-72740-FW

                         TRIUMPHE LEASING IX L.P.
              (Name of Small Business Issuer in Its Charter)

Illinois                                36-3921954
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)

630 Dundee Road, Suite 345, Northbrook, Illinois  60062
(Address of principal executive offices, including zip code)

(847) 509-1500
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange
Act:
                                   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:
                                   None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December
31, 1997 were $1,979,247.

         The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) at December 31, 1997 was $697,276.*


                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.

* There has not been, nor is there expected to be, a public market for the limited partnership units; the market value of $697,276 is based on the book value per unit of limited partnership interest.

                                  PART I

ITEM 1.         DESCRIPTION OF BUSINESS

         The registrant, Triumphe Leasing IX L.P. (the "Partnership"), is a limited partnership organized in November, 1993 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $2,090,465 in Limited Partnership Units (the "Units") to the public from January 31, 1994 through April 30, 1997, pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (Registration No. 33-72740-FW). The business of the Partnership is to acquire, own, lease, maintain, manage and sell various items of new and used computer, computer peripheral, telecommunications and office equipment (the "Equipment").

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

         Terms of Leases. The General Partners generally intend to lease Equipment to lessees for initial terms ranging from six months to six years, under agreements which impose on the lessees all costs of maintenance, taxes and insurance for the equipment. The leases may grant the lessees options to extend their leases or to purchase the leased Equipment at the end of the initial lease terms.

         Lessees. The General Partners intend to lease Equipment to lessees it believes to be creditworthy. The General Partners will depend heavily on the lease credit evaluations of the Partnership's lenders which, in turn, look primarily to rentals under the leases to repay their loans.

         Leverage. The General Partners intend to finance the purchase of Equipment by the use of nonrecourse loans in an amount in excess of 50% of the purchase price thereof. A nonrecourse loan is one in which the lender agrees that its recourse in the event of default is limited to the equipment securing the loan, the rents payable under the related lease and the proceeds derived from their sale, and that neither the Part-nership nor any Partner will be liable for payment. It is anticipated that generally the loans will be in the maximum amount which can be repaid with interest out of the lease rentals receivable during the initial lease terms. The General Partners intend to incur debt which bears a fixed interest rate over the term of the loan, rather than a variable rate which changes with the prime rate or other criteria.

         Refinancing and Sale of Equipment. In some cases the Partnership may dispose of its Equipment at the end of the initial term of the related lease. This may be accomplished by
(a) selling the Equipment to the lessee, (b) selling the Equipment in the open market, (c) negotiating an extension of the lease term, and (d) securing a new lessee and selling the Equipment subject to the extended or new lease to another investor. In other cases, at the end of the initial term of a lease, the Partnership may decide to retain the Equipment and enter into a new or extended lease. The Partnership will then either (a) refinance the Equipment, which will permit the Partnership to distribute to the Partners any cash received in the refinancing or (b) retain the debt-free leased Equipment so as to secure for the Partnership the rental income under the lease. The Partnership may also sell the lease prior to the end of the initial lease term. It is not anticipated that the terms of any extended or replacement leases will extend beyond December 31, 2000.

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

         As of December 31, 1997, the Partnership had purchased
$10,707,925 worth of Equipment. The Equipment owned by the Partnership as of that date consists of computer hardware and peripherals.

         Leases.   The following is a summary of each of the
leases and related Equipment acquired by the Partnership as of December 31, 1997 and owned during 1997:

         1.  Fingerhut Corporation

         Under the terms of a master lease agreement entered into by Fingerhut Corporation ("Fingerhut") dated as of July 11, 1990, and an equipment schedule dated May 3, 1994, Fingerhut has leased computer equipment manufactured by Hitachi Data Systems.

         The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the supplement was 36 months, which commenced on June 1, 1994. The monthly rent was $16,500. The cost to the Partnership of the equipment and schedule was $665,695. The Partnership paid $126,318 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment. The equipment was sold in June 1997.

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

         The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and schedule was $479,144. The Partnership paid $81,045 of this amount in cash, and the balance by assuming existing nonrecourse financing on the equipment. The term of the schedule was 36 months commencing on April 1, 1994. The monthly rent was $13,186. The equipment was sold during 1997.

         3.  Thrift Drug, Inc.

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

         Thrift operates a chain of retail drug stores.

         4.  AT&T Corp.

         (a) Under the terms of a lease order dated October 6, 1993 to a master lease agreement dated December 13, 1989, AT&T Corp. ("AT&T") has leased computer equipment manufactured by Pyramid Technology Corporation. The Partnership has acquired from the original lessor the equipment and all of the rights under the lease order. The term of the lease order was 24 months which commenced October 1, 1993. The monthly rent was $18,812. The cost to the Partnership of the equipment and lease order was $326,854. The Partnership paid $58,000 of this amount in cash and the balance by executing a non- recourse promissory note.

         (b) Under the terms of a lease order dated June 3, 1994 to a master lease agreement dated December 13, 1989, AT&T has leased computer equipment manufactured by Pyramid Technology Corporation, an upgrade to the equipment in (a) above. The Partnership has acquired from the original lessor the equipment and all of the rights under the lease order. The term of the lease order was 16 months, which commenced June 1, 1994. The monthly rent was $5,558. The cost to the Partnership of the equipment and lease order was $81,200, which the Partnership paid in cash.

         The original leases in (a) and (b) above expired in September 1995. The equipment schedules in (a) and (b) above were renewed for $17,686 and $5,225, respectively, for 6 months, which commenced on October 1, 1995. After the expiration of the renewal term, (a) and (b) above were renewed again at $16,271 and $4,859, respectively, for 3 months, which commenced on April 1, 1996. The leases were sold during 1997.

         (c) Under the terms of a lease order dated October 24, 1994 to a master lease agreement as amended June 15, 1990, AT&T has leased computer equipment manufactured by Hewlett Packard. The Partnership has acquired from the original lessor the equipment and all of the rights under the lease order. The term of the lease order was 36 months, which commenced December 1, 1994. The monthly rent was $43,630. The cost to the Partnership of the equipment and lease order was $1,619,276. The Partnership paid $217,773 of this amount in cash and the balance by assuming existing nonrecourse financing of the equipment.

         The lease in (c) above was early renewed in February
1996. The term of the lease was extended to January 1999 at a monthly rent of $40,000.

         AT&T is in the communication services business.

         5.  Charming Shoppes of Delaware, Inc.

         Under the terms of a master lease agreement entered into by Charming Shoppes of Delaware, Inc. ("Charming Shoppes") dated August 25, 1992, and an equipment schedule dated August 1, 1994, Charming Shoppes has leased computer equipment manufactured by Netframe Systems Incorporated.

         The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and schedule was $224,880. The Partnership paid $20,781 of this amount in cash and the balance by executing a nonrecourse promissory note. The term of the schedule was 36 months, which commenced on July 1, 1994. The monthly rent was $6,935. The equipment was scrapped in October 1997.

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

         The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 60 months, which commenced on May 1, 1994.
The monthly rent is $26,170. The cost to the Partnership of the equipment and supplement was $1,325,457. The Partnership paid $80,920 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

         Litton's businesses include systems engineering, information systems and data processing.

         7.  Total System Services, Inc.

         (a) Under the terms of a master lease agreement dated July 29, 1992 and an equipment schedule dated as of November 1, 1994, Total System Services, Inc. ("Total System") has leased one optical disk library manufactured by Kodak. The initial term of the schedule was 36 months commencing on November 1, 1994. The monthly rent was $12,270. The cost of the equipment and schedule to the Partnership was $403,675. The Partnership paid $66,100 of this amount in cash and the balance by assuming nonrecourse financing of the equipment. The equipment was sold in December 1997.

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

         (d) Under the terms of a master lease agreement entered into by Total System dated July 29, 1992, and an equipment schedule dated January 16, 1997, Total System has leased computer equipment manufactured by Anacomp. The term of the schedule is 36 months, which commenced on June 1, 1997. The monthly rent is $12,672. The cost to the Partnership of the equipment and the schedule was $421,023. The Partnership paid $61,000 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

         Total System is in the credit card processing business.

         8.   First Interstate Management Services Co.

         (a) Under the terms of a master lease agreement dated August 5, 1995, and an equipment schedule dated as of October 1, 1995, First Interstate Management Services Co. ("First Interstate") has leased 2 controllers manufactured by IBM. The initial term of the schedule was 36 months commencing on October 1, 1995. The monthly rent was $5,991. The cost of the equipment and the schedule to the Partnership was $226,090. The Partnership paid $34,374 of this amount in cash and the balance by assuming nonrecourse financing of the equipment. The equipment was sold during 1997.

         (b) Under the terms of a master lease agreement dated August 5, 1995, and an equipment schedule dated as of October 1, 1995, First Interstate has leased controller memory manufactured by IBM, an upgrade to one of the controllers in (a) above. The initial term of the schedule was 30 months commencing on April 1, 1996. The monthly rent was $119. The cost of the equipment and the schedule to the Partnership was $3,529, which the Partnership paid for in cash. The equipment was sold in April of 1997.

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

         10.  Weirton Steel Corporation

         Under the terms of a master lease agreement dated February 29, 1996, and an equipment schedule dated as of February 29, 1996, Weirton Steel Corporation ( Weirton Steel ) has leased computer equipment manufactured by IBM. The initial term of the schedule is 36 months which commenced May 1, 1996. The monthly rent is $7,700. The cost of the equipment and the schedule to the Partnership was $280,356. The Partnership paid $41,338 in cash and the balance by assuming nonrecourse financing of the equipment.

         Weirton Steel is a producer of steel and tin mill products.

         11.  Southern Company Services, Inc.

         Under the terms of a master lease agreement dated December 2, 1994, and an equipment schedule dated as of March 12, 1996, Southern Company Services, Inc. ( Southern ) has leased 15 Alphaservers manufactured by Digital Electronics Corporation. The initial term of the schedule is 36 months which commenced May 1, 1996. The monthly rent is $13,612. The cost of the equipment and the schedule to the Partnership was $526,733. The Partnership paid $77,955 in cash and the balance by assuming nonrecourse financing of the equipment.

         12.  Hughes Network Systems, a Hughes Electronics
Company

         Under the terms of a master lease agreement dated February 16, 1996, and an equipment schedule dated as of May 16, 1996, Hughes Network Systems ( Hughes ) has leased Cisco routing equipment. The initial term of the schedule is 36 months which commenced June 1, 1996. The monthly rent is $6,554. The cost of the equipment and the schedule to the Partnership was $234,299. The Partnership paid $28,058 in cash and the balance by assuming nonrecourse financing of the equipment.

         Hughes Network Systems manufactures and distributes networking components and satellite dishes.

         13.  Chrysler Motors Corporation

         (a) Under the terms of a master lease agreement dated April 5, 1989, and an equipment schedule dated as of May 29, 1996, Chrysler Motors Corporation ( Chrysler ) has leased ONYX/IRS infinite reality systems manufactured by Silicon Graphics. The initial term of the schedule is 36 months which commenced July 19, 1996. The monthly rent is $18,494. The cost of the equipment and the schedule to the Partnership was $706,115. The Partnership paid $141,104 in cash and the balance by assuming nonrecourse financing of the equipment.

         (b) Under the terms of a master lease agreement dated April 5, 1989, and an equipment schedule dated as of September 30, 1996, Chrysler has leased 19 Indigo2 systems manufactured by Silicon Graphics. The initial term of the schedule is 36 months which commenced October 28, 1996. The monthly rent is $20,362. The cost of the equipment and the schedule to the Partnership was $783,289. The Partnership paid $142,202 in cash and the balance by assuming nonrecourse financing of the equipment.

         Chrysler Corporation is one of the world's largest manufacturers of automobiles, vans, and trucks.


         14.  Johnson Controls, Inc.

         Under the terms of a master lease agreement entered into by Johnson Controls, Inc. ( Johnson Controls ) dated August 29,
1995, and an equipment schedule dated as of March 26, 1997, Johnson Controls has leased various computer equipment manufactured by SGI.

         The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 36 months, which commenced on April 1, 1997. The monthly rent is $5,309. The cost to the Partnership of the equipment and schedule was $204,130. The Partnership paid $30,781 of this amount in cash and the balance by executing a nonrecourse promissory note.

         Johnson Controls is in the automotive and systems service business.

         15.  Genus, Inc.

         Under the terms of a master lease agreement entered into by Genus, Inc. ( Genus ) dated April 10, 1996, and an equipment schedule dated February 11, 1997, Genus has leased computer equipment manufactured by Concorde.

         The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 36 months, which commenced on April 1, 1997. The monthly rent is $3,923. The cost to the Partnership of the equipment and schedule was $124,300, which the Partnership paid in cash.

         Genus is in the automotive business.


         The following tabulation sets forth the lessee, the
equity investment of the Partnership, the debt incurred at the date of acquisition, the lease term at the acquisition of the
Equipment and lease term remaining at December 31, 1997:
                                            Lease         Lease
                                             Term         Term
                                           Equipment    Remaining
                                               at            at
                                           Acquisition   12/31/97
                                               (in          (in)
Lessee                Equity        Debt      months)     months)
Fingerhut Corp.   $  116,480   $  539,377       36           (1)
Bell Comm.            81,045      398,098       33           (1)
Thrift Drug           20,000           --       12           (1)
Thrift Drug           78,551           --       24           10
AT&T Corp.            58,000      268,854       15           (1)
AT&T Corp.            81,200           --       15           (1)
AT&T Corp.           217,773    1,401,503       36           (2)
Charming Shoppes      20,781      204,099       33           (1)
Litton Industries     80,922    1,244,535       58           18
Total System          66,100      337,575       31           (1)
Total System          93,684      541,664       31           17
Total System         170,904      969,527       42           28
First Interstate      34,374      191,717       35           (1)
First Interstate       3,529           --       29           (1)
Monsanto              27,531      179,857       35           12
Weirton Steel         41,338      239,018       35           16
Southern Company      77,955      448,778       36           16
Hughes Network        28,058      206,241       35           17
Chrysler             141,104      565,011       34           19
Chrysler             142,202      641,087       35           22
Johnson               30,781      173,349       36           26
Genus                124,300           --       36           26
Total System          61,000      360,023       36           30
                  ----------   ----------
       Total:     $1,797,642   $8,910,313
                  ==========   ==========

(1)      Lease expired and equipment was sold.
(2) Lease was early renewed in February 1996. The term of the lease was extended to January 1999 at a monthly rent of $40,000.

         Competition. The equipment leasing industry is highly competitive and the Partnership competes with other leasing companies, with equipment manufacturers and distributors, and with other entities similar to the Partnership, most of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partners. Other leasing companies and especially equipment manufacturers and distributors may be in a position to offer equipment for lease upon financial terms more favorable than those which the Partnership can offer and may also be in a position to offer trade-in or exchange privileges on a wide range of equipment, a pass-on of any investment tax credit, comprehensive maintenance contracts, and other services and benefits to lessees which the Partnership does not offer.

         Major Customers. Approximately 73% of the Partnership's lease income in the period ended December 31, 1997 was from three customers. For those direct financing leases in which the Partnership has a net investment at December 31, 1997, 100% was with two customers. See Note 4 in "Notes to Financial
Statements" in this report.

         Employees.  The Partnership does not have any employees.

Item 2.  DESCRIPTION OF PROPERTY

         See "Item 1--Description of Business" in this report.

Item 3.  LEGAL PROCEEDINGS

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                               PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There has not been, nor is there expected to be, a public market for the Units. As of December 31, 1997 there were approximately 201 holders of Units.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

         The Partnership commenced the offering of Limited Partnership Units and began operations on January 31, 1994. As of April 30, 1997 the Partnership had sold $2,090,465 in Units. As of December 31, 1997 the Partnership had acquired $10,707,925 of leased equipment, excluding capitalized equipment acquisition costs, with an equity investment of $1,797,612 and nonrecourse bank borrowings of $8,910,313.

Operations

         Total revenues decreased to $1,979,247 for the fiscal year ended December 31, 1997 ("fiscal 1997") from $2,078,756 for the fiscal year ended December 31, 1996 ("fiscal 1996"). Total revenues consist of lease rental income and interest earned on the proceeds of Units sold and loss on sales of equipment. This decrease in total revenues resulted from an increase in the losses from sale of equipment.

         Operating expenses increased to $2,814,653 for fiscal 1997 from $2,003,206 for fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment under operating leases, amortization of organization expenses, administrative expenses, and payments to a related party for administrative cost reimbursements. The increase in operating expenses from fiscal 1996 to fiscal 1997 resulted primarily from an increase in depreciation incurred due to the acquisition of additional leased equipment.

Liquidity and Capital Resources

         Liquid assets of the Partnership increase as offering proceeds are collected and decrease as the Partnership makes equipment investments. Cash and cash equivalents of the Partnership at December 31, 1996 include undistributed cash available from operations during the period January 31, 1994 to December 31, 1997.

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

         The Partnership maintains a working capital and contingency reserve in an amount equal to 1% of the gross proceeds of the offering of Units. Such amounts, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies. The partnership does not believe that it is subject to any material costs related to the year 2000 issues.

Item 7.  FINANCIAL STATEMENTS

         The financial statements of the Partnership as of December 31, 1997 and for the fiscal years ended December 31, 1997 and December 31, 1996 and the notes thereto are set forth elsewhere herein.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                              PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

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

         Gerald A. Horwitz. Mr. Horwitz, age 62, is the President and sole Director of TL General. He is also the Chairman of the Board, sole Director, President, Treasurer and sole voting shareholder of Raffaello, Inc., the sole shareholder of TL General, as well as the sole Director and Treasurer of Triumphe Leasing Group, Inc. and Horwitz & Associates, Inc. (formerly known as Horwitz, Schakner & Associates, Inc. and G.A. Horwitz & Co. Inc.), a securities broker-dealer and investment adviser, President and sole Director of TL General Corp., the corporate General Partner of Triumphe Leasing Limited Partnership and President and sole Director of TL General VIII Corp., the corporate General Partner of Triumphe Leasing VIII L.P. Prior to organizing Horwitz & Associates, Inc. in 1970, Mr. Horwitz served as an officer of Thomson, McKinnon and Auchincloss and prior to that he served as an officer of Blair and Company, both of which were New York Stock Exchange member firms. Mr. Horwitz attended Roosevelt University in Chicago, where he earned a Bachelor of Science Degree. He also attended the University of Wisconsin as an undergraduate and the University of Chicago as a post-graduate student and served part-time as an instructor at Northwestern University.

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

         Jerry Schwartz. Mr. Schwartz, age 52, has served in various executive capacities for affiliates of Raffaello, Inc. since April 1987. He is Vice President, Secretary and Treasurer of TL General and TL General Corp. From 1982 to 1987, he served as a principal of J.L. Schwartz & Co., Inc., a public accounting firm. Prior thereto, Mr. Schwartz served as an accounting and operational manager for a certified public accounting firm.

         There is no family relationship among the foregoing officers.

Item 10.  EXECUTIVE COMPENSATION

         As stated in Item 9, the Partnership has no executive officers or directors. The compensation to the General Partners is set forth in Item 12 of this report.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         As of December 31, 1997, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's Units then outstanding.

         The Partnership has no executive officers. As of December 31, 1997, neither Gerald A. Horwitz, TL General IX Corp.
nor Jerry Schwartz owned any Units.

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

         For its services in actively managing the Partnership, including, but not limited to, preparation of SEC reports and filings, preparation of reports to investors, leasing and re-leasing Equipment, arranging for necessary maintenance and repairs of Equipment, collecting revenues, paying operating expenses, determining that the Equipment is used in accordance with all operative contractual arrangements and providing clerical and bookkeeping services necessary to the operation of the Partnership, the Partnership will pay the General Partners and/or their affiliates an Equipment Management Fee in an amount equal to (i) 2% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership with respect to Full Payout Leases; or (ii) 3% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership with respect to Operating Leases.

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

         During the fiscal years ended December 31, 1997 and 1996, the Partnership accrued management fees to the General Partners of $86,343 and $79,278 respectively with $141,211 of management fees unpaid at December 31, 1997. The Partnership paid $20,000 and $49,000 in management fees in 1997 and 1996, respectively. The Partnership paid $10,000 and $34,000 in acquisition fees during fiscal 1997 and 1996, respectively.

         Allocations and Distributions of the Partnership. In accordance with the Partnership Agreement, the General Partners received distributions of $2,403 and were allocated net loss of $8,354 for fiscal 1997.

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

         During the fiscal year ended December 31, 1997, the Partnership paid nominal reimbursements to affiliates of the General Partners.

                              PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits, as listed in the Exhibit Index set forth on page E-1, are submitted as a separate section of this report.

         (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1997.

                             SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRIUMPHE LEASING IX L.P.
                              By:  TL GENERAL IX CORP.
                              Its:  General Partner

Date: February 25, 1998       By: /s/ Gerald A. Horwitz
                                  ----------------------------
                                  Gerald A. Horwitz, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signatures                Title(s)               Date


/s/ Gerald A. Horwitz       Sole Director and   February 25, 1998
------------------------    President of the
    Gerald A. Horwitz       corporate General
                            Partner and as a
                            General Partner
                            (Principal
                            Executive
                            Officer)


/s/ Jerry Schwartz          Vice President,     February 25, 1998
------------------------    Secretary and
    Jerry Schwartz          Treasurer of the
                            corporate General
                            Partner (Principal
                            Financial and
                            Accounting
                            Officer)





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

10                 Form of Waiver of Gerald A. Horwitz and TL
                   General IX Corp. (Incorporated by reference to
                   Exhibit 10 to Registration Statement No.
                   33-72740-FW).

27                 Financial Data Schedule



                                Triumphe Leasing IX L.P.



                                     Financial Statements
                           Years Ended December 31, 1997 and 1996

                                         Triumphe Leasing IX L.P.

                                                        Contents


  Report Of Independent Certified Public Accountants            3


  Financial Statements
       Balance Sheets                                         5-6
       Statements of Operations                                 7
       Statements of Partners  Equity                           8
       Statements of Cash Flows                                 9
       Summary of Accounting Policies                       10-13
       Notes to Financial Statements                        14-16

Report Of Independent Certified Public Accountants


To the Partners
Triumphe Leasing IX L.P.
Northbrook, Illinois


We have audited the accompanying balance sheet of Triumphe Leasing IX L.P. as of December 31, 1997 and the related statements of operations, partner equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triumphe Leasing IX L.P. at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP



Chicago, Illinois
January 16, 1998

                           Financial Statements


                                         Triumphe Leasing IX L.P.

                                                    Balance Sheet


December 31,                                                1997

  Assets

  Current Assets
         Cash and cash equivalents                  $     179,796
         Accounts receivable                                5,328
         Net investment in direct financing
          leases (Notes 1 and 4)                          361,129
                                                        ---------
  Total Current Assets                                    546,253
                                                        ---------
  Computer Equipment on Operating Leases,
    less accumulated depreciation of
    $3,295,593   (Note 1)                               3,579,849
                                                        ---------
  Other Assets
         Net investment in direct financing leases,
          less current portion (Notes 1 and 4)            237,096
         Deferred organization costs, less accumulated
          amortization of $20,000                           5,000
                                                        ---------
  Total Other Assets                                      242,096
                                                        ---------
                                                    $   4,368,198
                                                        =========



                                         Triumphe Leasing IX L.P.

                                                    Balance Sheet


  December 31,                                               1997
  Liabilities and Partners  Equity

  Current Liabilities
    Current maturities of long-term debt (Note 1)  $    2,228,931
                                                        ---------
  Total Current Liabilities                             2,228,931

         Accrued management fees (Note 2)                 141,211
         Long-Term Debt, less current maturities
           (Note 1)                                     1,293,545
                                                        ---------
  Long-Term Liabilites                                  1,434,756
                                                        ---------
  Total Liabilities                                     3,663,687
                                                        ---------
  Partners  Equity
         General partners                                   7,597
         Limited partners                                 696,914
                                                        ---------
  Total Partners  Equity                                  704,511
                                                        ---------
                                                    $   4,368,198
                                                        =========

See accompanying summary of accounting policies and notes to financial statements.


                                         Triumphe Leasing IX L.P.

                                         Statements of Operations


  Year ended December 31,                     1997           1996
  Revenues
         Lease income                $   2,461,668   $ 2,055,075
         Loss on sale of equipment        (486,947)       (2,693)
         Interest                            4,526        26,374
                                         ----------    ---------
  Total revenues                         1,979,247     2,078,756
                                         ----------    ---------
  Operating Expenses
         Interest                          354,856       289,184
         Depreciation and amortization   2,268,428     1,431,052
         Administrative (Note 2)           191,369       282,970
                                         ---------     ---------
  Total operating expenses               2,814,653     2,003,206
                                         ---------     ---------
  Net (Loss) Income                  $    (835,406)  $    75,550
                                         =========     =========
  Net (Loss) Income Allocated to
         General partners            $      (8,354)  $       755
         Limited partners                 (827,052)       74,795
                                         ---------     ---------
                                     $    (835,406)  $    75,550
                                         =========     =========

  Weighted Average Units Outstanding During the Period
         General partners                   1.0533         .8793
         Limited partners                 104.2761       87.0555

  Basic and Fully Diluted Earnings Per Unit
         General partners            $      (7,931)   $      859
         Limited partners            $      (7,931)   $      859

See accompanying summary of accounting policies and notes to financial statements.

                                         Triumphe Leasing IX L.P.

                                   Statements of Partners  Equity


[CAPTION]
                                             General     Limited
                                   Total    Partners    Partners
[S]                          [C]          [C]        [C]
  Partners  Equity, at
   December 31, 1995         $ 1,125,937  $  11,560  $ 1,114,377

     Sale of partnership
      units                      673,251      6,876      666,375
    Distributions  ($2,400
      per unit)                 (190,284)    (1,903)    (188,381)
    Net income                    75,550        755       74,795
    Offering costs (Note 2)      (53,807)      (538)     (53,269)
                               ----------    -------   ----------
    Partners  Equity, at
     December 31, 1996         1,630,647     16,750    1,613,897

    Sale of  partnership
     units                       158,140      1,690      156,450
    Distributions ($2,400
     per unit)                  (247,667)    (2,403)    (245,264)
    Net loss                    (835,406)    (8,354)    (827,052)
    Offering costs (Note 2)       (1,203)       (12)      (1,191)
                               ----------    -------   ----------
    Partners  Equity, at
     December 31, 1997       $   704,511  $   7,597  $   696,914
                               ==========    =======   ==========
[FN]
See accompanying summary of accounting policies and notes to financial statements.
[/TABLE]

                                         Triumphe Leasing IX L.P.

                                         Statements of Cash Flows

[CAPTION]
  Year ended December 31,                    1997            1996
[S]                                    [C]            [C]
  Cash Flows From Operating Activities
         Net (loss) income             $  (835,406)   $   75,550
         Adjustments to reconcile
          net (loss) income to net
          cash provided by operating
          activities
              Depreciation and
               amortization              2,268,428     1,431,052
              Amortization of
               unearned income             (79,328)     (126,059)
              Loss on sale of equipment
               under lease                 486,947         2,693
              Changes in assets and
              liabilities
                 Decrease (increase) in
                  accounts receivable       34,039       (39,367)
                 Decrease in prepaid
                  expenses and other          -            3,177
                 Increase in accounts
                  payable                   53,353         6,922
                 (Decrease) increase in
                  other liabilities         (7,060)        4,636
                                         ----------    ----------
  Net cash provided by operating
     activities                          1,920,973     1,358,604
                                         ----------    ----------
  Cash Flows From Investing Activities
         Purchase of computer equipment
           on operating leases            (635,153)   (4,857,602)
         Proceeds from sale of equipment
           under lease                     140,470           960
         Acquisition of direct financing
           leases                          (48,895)       (4,029)
         Principal payments received
           under direct financing leases   377,783       424,462
                                         ----------    ----------
  Net cash used in investing activities   (165,795)   (4,436,209)
                                         ----------    ----------
  Cash Flows From Financing Activities
         Proceeds from nonrecourse debt    533,372     5,353,427
         Principal payments on
           nonrecourse debt             (2,293,662)   (2,829,144)
         Partner capital contributions     158,140       673,251
         Distributions to partners        (247,667)     (190,284)
         Offering costs paid                (1,203)      (53,807)
                                         ----------    ----------
  Net cash (used in) provided by
    financing activities                (1,851,020)    2,953,443
                                         ----------    ----------
  Net Decrease in Cash and Cash
    Equivalents                            (95,842)     (124,162)

  Cash and Cash Equivalents, at
    beginning of year                      275,638       399,800
                                         ----------    ----------
  Cash and Cash Equivalents, at
    end of year                        $   179,796    $  275,638
                                         ==========    ==========

  Supplemental Disclosure of Cash
  Flow Information
         Cash paid during the year for
          interest                     $   354,856    $  289,184
[FN]
See accompanying summary of accounting policies and notes to financial statements.
[/TABLE]

                                         Triumphe Leasing IX L.P.

                                   Summary of Accounting Policies



  Organization and         Triumphe Leasing IX L.P. (the
  Business                 Partnership ), located in Northbrook,
                           Illinois, was formed on November
                           30, 1993 under the Revised Uniform
                           Limited Partnership Act of the State
                           of Illinois.  The Partnership
                           commenced operations January 31, 1994.
                           The Partnership acquires, owns,
                           leases, maintains, manages and sells
                           equipment.  At December 31, 1997 and
                           1996, 106.54 and 98.17 limited
                           partnership units, respectively, were
                           outstanding.

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

                           The Partnership purchases and leases
                           to third parties various items of
                           equipment.  The equipment purchased by
                           the Partnership to date and related
                           lease opportunities are brought to the
                           attention of the Partnership by
                           independent leasing brokers, who
                           either charge the Partnership a fee
                           for their services or purchase the
                           equipment and secure the lessee and
                           then resell the package to the
                           Partnership.  At the conclusion of a
                           lease, the leased equipment is either
                           (i) re-leased to the same lessee, (ii)
                           leased to a new lessee or (iii) sold.
                           Generally, the Partnership compensates
                           the independent brokers for re-leasing
                           or disposing of the equipment
                           purchased to date by allowing them to
                           participate in the proceeds of the
                           renewal leases or sales.


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

                                         Triumphe Leasing IX L.P.

                                   Summary of Accounting Policies




                           Unearned income net of initial direct
                           costs is recognized over the lease
                           term so as to produce a constant
                           periodic rate of return on the net
                           investment in the lease.

                           Operating leases are defined as those
                           leases which do not transfer
                           substantially all of the benefits and
                           risks of ownership of the equipment to
                           the lessee.  The leased property is
                           included in computer  equipment on
                           operating leases and depreciated
                           following the Partnership's
                           depreciation policy.  Rent is reported
                           as income on the straight-line method
                           over the lease term as it becomes
                           receivable according to the provisions
                           of the lease.

                           The Partnership evaluates the
                           recoverability of its portfolio of
                           leases quarterly, or more frequently
                           whenever events and circumstances
                           warrant revised estimates, and
                           considers whether the carrying value
                           of leases should be completely or
                           partially written off.  The
                           Partnership early adopted Statement of
                           Financial Accounting Standards No.
                           121, Accounting for Impairment of
                           Long-Lived Assets and for Long-Lived
                           Assets to be Disposed of.
                           Accordingly, the Partnership assesses
                           the recoverability of its portfolio of
                           leases based on undiscounted estimated
                           future operating cash flows.  If the
                           Partnership determines that the
                           carrying value of a lease has been
                           impaired, the measurement and
                           recognition of the impairment will be
                           based on discounted estimated future
                           operating cash flows.  The effect of
                           this change was not significant.

                           The Partnership s leasing operations
                           consist of the leasing of various
                           types of  data processing equipment
                           and telecommunications equipment.  A
                           substantial portion of the
                           Partnership's leases are  classified
                           as direct financing leases which
                           expire over the next four years.
                           Other data processing equipment is
                           leased under operating leases that
                           expire during the next two years.

                                         Triumphe Leasing IX L.P.

                                   Summary of Accounting Policies



  Computer Equipment       Computer equipment on operating leases
  on Operating Leases;     is stated at cost.  Depreciation is
  Depreciation             computed using the double declining
                           balance method over the estimated
                           useful lives of the assets (five
                           years).


  Deferred Organization    Deferred organization costs are
  Costs and Amortization   recorded at cost.  Amortization
                           is computed using the straight-line
                           method over 60 months.


  Cash and Cash            For purposes of the statements of cash
  Equivalents              flows, the Partnership considers all
                           highly liquid investments purchased
                           with a maturity of three months or
                           less to be cash equivalents.  The
                           Partnership estimates the carrying
                           values of cash equivalents at December
                           31, 1997 reasonably approximate fair
                           value.


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

  Earnings per Unit        In February, 1997, the Financial
                           Accounting Standards Board issued
                           Statement of Financial Accounting
                           (SFAS) No. 128, Earnings per Share.
                           The new standard simplifies the method
                           for computing earnings per unit and
                           requires the presentation of two new
                           amounts, basic and fully diluted
                           earnings per unit.

                                         Triumphe Leasing IX L.P.


                                   Summary of Accounting Policies



  Management Estimates     The preparation of financial
                           statements in conformity with
                           generally accepted accounting
                           principles requires management to make
                           estimates and assumptions that affect
                           the reported amounts of assets and
                           liabilities and disclosure of
                           contingent assets and liabilities at
                           the date of the statements and
                           reported amounts of revenue and
                           expenses during the reporting period.
                           Actual results could differ from those
                           estimates.

                           The Partnership has estimated the
                           residual values of equipment under
                           direct financing and operating leases.
                           These estimates have been developed
                           based upon published market values of
                           similar equipment and the general
                           partners  prior experience.
                           Management has provided for estimated
                           future losses on the disposition or
                           lease renewals of equipment currently
                           under lease.  Given the volatility of
                           market for the resale of computer
                           equipment, it is reasonably possible
                           that the Partnership s estimates for
                           residual value may change in the near
                           term.

  Recent Accounting        In June, 1997, the Financial
  Pronouncement            Accounting Standards Board issued SFAS
                           No. 130,  Reporting Comprehensive
                           Income.  The new standard discusses
                           how to report and display
                           comprehensive income and its
                           components.  The standard is effective
                           for years beginning after December 15,
                           1997.  When the Partnership adopts
                           this statement, it is not expected to
                           have a material impact on the
                           Partnership's financial statements.

                                         Triumphe Leasing IX L.P.


                                    Notes to Financial Statements



  1.  Leases and Computer  Estimated future minimum lease
      Equipment Financing  payments under both direct financing
                           and operating leases, including
                           estimated residual values of leased
                           property (unguaranteed) of $13,378,
                           net of unearned income under direct
                           financing leases, and the related debt
                           maturities under direct financing
                           leases and operating leases at
                           December 31, 1997 are as follows:


               Estimated future minimum lease payments receivable

            -----------------------------------------------------
                      Direct
                   financing   Operating                     Debt
                      leases      leases     Total     maturities
            -----------------------------------------------------
            1998   $ 361,129 $ 2,140,934 $ 2,502,063  $ 2,228,931
            1999     217,481   1,062,794   1,280,275    1,171,364
            2000      19,615     124,149     143,764      122,181
            -----------------------------------------------------
                     598,225   3,327,877   3,926,102  $ 3,522,476
                                                      -----------
            Less
            unearned
            income      -           -           -
            ----------------------------------------
                   $ 598,225 $ 3,327,877 $ 3,926,102

                           The various debt obligations are
                           payable to financial institutions and
                           include interest at rates ranging from
                           6.75% to 9.45%.  The Partnership
                           estimates that the fair value of its
                           fixed-rate borrowings approximates the
                           carrying value at December 31, 1997
                           given the Partnership s current
                           borrowing capabilities.  The debt
                           obligations are collateralized by the
                           related equipment and future rental
                           payments under the respective leases.
                           The indebtedness is without recourse
                           against the Partnership.


  2.  Related Party        The Partnership's placement agent is
      Transactions         related to the general partners
                           through common ownership and receives
                           a selling commission generally of 8%
                           of the gross proceeds from the sale of
                           the first one and one-half partnership
                           units purchased by any person and/or
                           his affiliates or members of his
                           immediate family.  There were no
                           selling commissions in 1997.  Selling
                           commissions in 1996 amounted to
                           $40,158.


                                         Triumphe Leasing IX L.P.

                                    Notes to Financial Statements



                           The Partnership pays companies related
                           to the general partners through common
                           ownership an equipment acquisition
                           fee, in the amount of 5% of the
                           Partnership's equity investment in
                           such equipment, for locating and
                           acquiring equipment, arranging lease
                           financing and locating lessees.
                           Equipment acquisition fees are not
                           paid unless at least 85% of the gross
                           limited partner contributions have
                           been invested in equipment.  Equipment
                           acquisition fees of $10,000 and
                           $34,000 were paid in 1997 and 1996,
                           respectively.

                           For their services in actively
                           managing the Partnership, the
                           Partnership is charged by the general
                           partners an equipment management fee
                           in an amount equal to 3% of gross
                           rental payments exclusive of taxes and
                           other reimbursements) payable to the
                           Partnership.  These expenses amounted
                           to $86,343 and $67,040 in 1997 and
                           1996, respectively.

                           At December 31, 1997, $141,263 of
                           equipment management fees are unpaid
                           and included in accounts payable.  Per
                           an agreement with the general
                           partners, the management fees are not
                           payable until March 31, 1999.


  3.  Reconciliation of
      Reported Net (Loss)
      Income to Tax Net
      Loss

                     Year ended December 31,    1997         1996
                     Reported net (loss)
                       income             $ (835,406)  $ 75,550
                     Add tax leasing
                       revenues in
                       excess of reported
                       leasing revenues      373,860    298,404
                     Less tax loss in excess
                       of reported loss on
                       sale of equipment
                       under lease            (2,230)     (9,820)
                     Less tax depreciation
                       in excess of reported
                       depreciation         (297,318)   (474,643)

                     Tax net loss         -----------  ----------
                                          $ (761,094)  $(110,509)
                                          -----------  ----------


                                         Triumphe Leasing IX L.P.

                                    Notes to Financial Statements



                           The Partnership's tax basis in its
                           assets differs from the amount at
                           which its net assets are reported for
                           financial reporting purposes,
                           principally due to the accounting for
                           direct financing leases.  At December
                           31, 1997, the Partnership's basis for
                           financial reporting purposes of its
                           net assets was greater than its basis
                           for tax reporting purposes by
                           approximately $112,000.  As a result,
                           aggregate future income for financial
                           reporting purposes will be less than
                           for income tax reporting purposes.


  4.  Major Customers      Approximately 73% and 48% of the
                           Partnership's lease income in 1997 and
                           1996, respectively, was from three and
                           two customers, respectively.  The
                           percentages are as follows:

                                              1997          1996
                           -------------------------------------
                           Customer A          31%           12%
                           Customer B          23            36
                           Customer C          19             -
                           -------------------------------------

                           Total               73%           48%
                           -------------------------------------

                           For those direct financing leases in
                           which the Partnership has a net
                           investment at December 31, 1997 and
                           1996, 100% and 99% were with two
                           customers, respectively, one which is
                           a large company in the information
                           systems industry, and the other, a
                           wholesale distributor of women's
                           apparel.

                                             1997          1996
                           -------------------------------------
                           Customer A         81%           89%
                           Customer B          -            10
                           Customer C         19             -
                           -------------------------------------

                           Total             100%           99%