Form 10QSB
period 1998-03-31
TRIUMPHE LEASING IX LP
filed 1998-04-29
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                           FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from              to

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

                             PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

                     TRIUMPHE LEASING IX L.P.
                         BALANCE SHEETS
                               March 31, 1998   December 31, 1997
                                (Unaudited)
                               --------------   -----------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents           $   118,516        $   179,796
  Accounts receivable                   -                 5,328
  Net investment in direct
    financing leases                 361,129            361,129
  Prepaid expenses                     2,274               -
                                  -----------        -----------
     TOTAL CURRENT ASSETS            481,919            546,253

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $3,858,031 and $3,295,593        3,018,745          3,579,849

OTHER ASSETS:
  Net investment in direct
    financing leases                 146,814            237,096
  Deferred organization costs,
    less accumulated amortization of
    $21,250 and $20,000                3,750              5,000
                                  -----------        -----------
        TOTAL OTHER ASSETS           150,564            242,096
                                  -----------        -----------
                                 $ 3,651,228        $ 4,368,198
                                  ===========        ===========

See accompanying notes to financial statements (Unaudited)

                              PART I
                       FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING IX L.P.
                           BALANCE SHEETS

                              March 31, 1998    December 31, 1997
                              --------------    -----------------
                                (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable              $     2,192       $       -
  Current maturities of
    long-term debt                2,174,952          2,228,931
                                 ----------         ----------
    TOTAL CURRENT LIABILITIES     2,177,144          2,228,931


  Accrued Management Fees           160,068            141,211
  Long-Term Debt,
    less current maturities         806,179          1,293,545
                                  ---------          ---------
    TOTAL LONG-TERM LIABILITIES     966,247          1,434,756
                                  ---------          ---------
    TOTAL LIABILITIES             3,143,391          3,663,687

PARTNERS' EQUITY:
  General Partners                    5,630              7,597
  Limited Partners                  502,207            696,914
                                  ---------          ---------
    TOTAL PARTNERS' EQUITY          507,837            704,511
                                  ---------          ---------
                                 $3,651,228        $ 4,368,198
                                  =========          =========

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                                Three Months        Three Months
                                   Ended               Ended
                               March 31, 1998      March 31, 1997
                               --------------      --------------
                                (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                   $   532,643         $   711,337
  Interest                              -                  1,762
                                  -----------         -----------
TOTAL REVENUES                       532,643             713,099

OPERATING EXPENSES:
  Interest                            65,741              98,282
  Depreciation & Amortization        562,354             649,757
  Remarketing Commissions Paid
    to Outside Lease Brokers            -                 60,114
  Administrative                      36,658              51,869
                                  -----------         -----------
  TOTAL OPERATING EXPENSES           664,753             860,022
                                  -----------         -----------

NET LOSS                         $  (132,110)        $  (146,923)
                                  ===========         ===========

NET LOSS ALLOCATED TO:
  General Partners               $    (1,321)        $    (1,469)
  Limited Partners                  (130,789)           (145,454)
                                  -----------         -----------
                                 $  (132,110)        $  (146,923)
                                  ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                    1.0533              .8414
   Limited Partners                  104.2761            83.2974

BASIC AND FULLY DILUTED EARNINGS PER WEIGHTED AVERAGE UNIT:
   General Partners                  $ (1,254)          $ (1,746)
   Limited Partners                  $ (1,254)          $ (1,746)

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                   STATEMENT OF PARTNERS' EQUITY

                        Three Months Ended March 31, 1998
                                   (Unaudited)
                                      GENERAL        LIMITED

                           TOTAL      PARTNERS      PARTNERS
PARTNERS' EQUITY
  Beginning of period  $   704,511   $  7,597     $   696,914

NET LOSS                  (132,110)    (1,321)       (130,789)
DISTRIBUTIONS              (64,564)      (646)        (63,918)
                        -----------   --------     -----------
PARTNERS' EQUITY
  End of period        $   507,837   $  5,630     $   502,207
                        ===========   ========     ===========

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS
                                Three Months        Three Months
                                   Ended               Ended
                               March 31, 1998      March 31, 1997
                               --------------      --------------
                                 (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                        $  (132,110)       $  (146,923)
  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

   Depreciation & amortization       562,354            649,757
   Amortization of unearned income      -               (21,962)

 Changes in assets and liabilities:
    Decrease (Increase) in accounts
     receivable                        5,328             (2,046)
    Increase in prepaid expense       (2,274)            (3,293)
    Increase in accounts payable and
     accrued management fees          21,049             36,546
    Decrease in other liabilities       -                  (246)
                                  -----------        -----------

       Net cash provided by
       operating activities          454,347            511,833
                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases           90,282             99,676
                                  -----------        -----------

       Net cash provided by
       investing activities           90,282             99,676
                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions         -                14,600
  Distributions to partners          (64,564)           (58,770)
  Principal payments of nonrecourse
   debt                             (541,345)          (601,534)
  Offering costs paid                   -                (1,168)
                                  -----------        -----------

       Net cash used in
       financing activities         (605,909)          (646,872)
                                  -----------        -----------

NET DECREASE IN CASH AND
  EQUIVALENTS                        (61,280)           (35,363)

CASH AND EQUIVALENTS,
  at the beginning of the period     179,796            275,638
                                  -----------        -----------

CASH AND EQUIVALENTS,
  at the end of the period       $   118,516        $   240,275
                                  ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
   for interest                  $    65,741        $    98,282

See accompanying notes to financial statements (Unaudited)

                           TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL INFORMATION

     The financial information included herein at March 31, 1998 and the three months ended March 31, 1998, and March 31, 1997, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operations for those periods.

     The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

        The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended March 31, 1998 was the seventeenth quarter of operations of the partnership.

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

NOTE 4 - DESCRIPTION OF LEASING ARRANGEMENTS

     The partnership's leasing operations consist principally of leased equipment which it has acquired from third-party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases will expire over the next three years. The cost of each lease includes an equity investment plus any nonrecourse loans obtained to finance the purchase.

NOTE 5 - EQUIPMENT

     Computer equipment on operating leases is recorded at cost.
Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                             TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LEASES

       The following lists the components of the net investment in leases as of March 31, 1998:

Total minimum lease payments to be received           $   494,565

Estimated residual values of leased property               13,378

Less: Unearned income                                         -
                                                       ----------
Net investment in leases                              $   507,943
                                                       ==========


       At March 31, 1998, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are expected to be received as follows:



                     YEAR                     AMOUNT

                     1998                    2,502,063
                     1999                    1,305,753
                     2000                      135,918

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership commenced the offering of units and began operations on January 31, 1994. As of March 31, 1998 the partnership had sold $1,893,615 in Investor Limited Partner Units. As of March 31, 1998 the partnership acquired leased equipment of $10,707,925 with an equity investment of $1,797,612 and nonrecourse bank borrowing of $8,910,313.

OPERATIONS
Total revenues decreased to $532,643 for the first quarter of the fiscal year ending December 31, 1998 ("fiscal 1998") from $713,099 for the first quarter of the fiscal year ended December 31, 1997 ("fiscal 1997"). Total revenues consist of lease rental income and interest earned on short-term money market investments. The decrease in total revenues was primarily attributable to a decline in the amount of equipment on lease.

Operating expenses decreased to $664,753 for the first quarter of fiscal 1998 from $860,022 for the first quarter of fiscal 1997. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses resulted primarily from a decrease in the amount of equipment on lease.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase as offering proceeds are collected and decrease as the partnership makes equipment investments. Cash and cash equivalents of the partnership at March 31, 1998 include offering proceeds available for investment in equipment and undistributed cash earned during the period from January 31, 1994 to March 31, 1998.

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


                         TRIUMPHE LEASING IX L.P.
                         By:  TL GENERAL IX CORP.,
                         Its:  General Partner


  Date  April 29, 1998            By: /s/ Gerald A. Horwitz
                                     ----------------------------

                                     Gerald A. Horwitz, President
                                     (Principal Executive
                                     Officer)



  Date  April 29, 1998            By: /s/ Jerry L. Schwartz
                                     ----------------------------
                                     Jerry L. Schwartz,
                                     Vice President,
                                     Secretary and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)


  Date  April 29, 1998            By: /s/ Gerald A. Horwitz
                                     ----------------------------
                                     Gerald A. Horwitz
                                     Its: General Partner