Form 10QSB
period 1998-06-30
TRIUMPHE LEASING IX LP
filed 1998-08-05
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549


                         FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                                            [X]Yes     [ ]No


                             PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

                     TRIUMPHE LEASING IX L.P.
                         BALANCE SHEETS
                            June 30, 1998      December 31, 1997
                            -------------      -----------------
                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents        $    65,607        $   179,796
  Accounts Receivable               6,587              5,328
  Net investment in direct
    financing leases              361,129            361,129
  Prepaid expenses                  1,517               -
                                ---------          ---------
     TOTAL CURRENT ASSETS         434,840            546,253
                                ---------          ---------

COMPUTER EQUIPMENT ON OPERATING LEASES
  less accumulated depreciation of
  $4,416,039 and $3,295,593     2,460,737          3,579,849
                                ---------          ---------
OTHER ASSETS:
  Net investment in direct
    financing leases               56,531            237,096
  Deferred organization costs,
    less accumulated amortization
    of $22,500 and $20,000          2,500              5,000
                                ---------          ---------
     TOTAL OTHER ASSETS            59,031            242,096
                                ---------          ---------

                              $ 2,954,608        $ 4,368,198
                                =========          =========


See accompanying notes to financial statements (Unaudited)

                              PART I
                       FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING IX L.P.
                           BALANCE SHEETS

                            June 30, 1998      December 31, 1997
                            -------------      -----------------
                             (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable             $     2,199        $      -
  Current maturities of
    long-term debt               2,011,271          2,228,931
  Other liabilities                    660               -
                                 ---------          ---------
    TOTAL CURRENT LIABILITIES    2,014,130          2,228,931
                                 ---------          ---------

Accrued Management Fees            178,873            141,211
LONG-TERM DEBT,
  less current maturities          418,121          1,293,545
                                 ---------          ---------
    TOTAL LONG-TERM LIABILITIES    596,994          1,434,756
                                 ---------          ---------
    TOTAL LIABILITIES            2,611,124          3,663,687
                                 ---------          ---------
PARTNERS' EQUITY:
  General Partners                   3,987              7,597
  Limited Partners                 339,497            696,914
                                 ---------          ---------
     TOTAL PARTNERS' EQUITY        343,484            704,511
                                 ---------          ---------

                               $ 2,954,608        $ 4,368,198
                                 =========          =========

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                             Six Months         Six Months
                                Ended              Ended
                            June 30, 1998      June 30, 1997
                            -------------      -------------
                             (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                 $ 1,067,949        $1,306,260
  Loss on Sale of Equipment           -             (229,268)
  Interest                             494             3,045
                                 ----------        ----------
TOTAL REVENUES                   1,068,443         1,080,037
                                 ----------        ----------

OPERATING EXPENSES:
  Interest                         121,089           185,385
  Depreciation & Amortization    1,121,612         1,158,556
  Remarketing Commissions Paid
    to Outside Lease Brokers          -               62,091
  Administrative                    57,642            78,858
                                 ----------        ----------
  TOTAL OPERATING EXPENSES       1,300,343         1,484,890
                                 ----------        ----------

NET LOSS                       $  (231,900)       $(404,853)

NET LOSS ALLOCATED TO:
  General Partners             $    (2,319)       $  (4,049)
  Limited Partners                (229,581)        (400,804)
                                 ----------        ---------
                               $  (231,900)       $(404,853)
                                 ==========        =========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                  1.0533           1.0345
   Limited Partners                104.2761         102.4123

BASIC AND FULLY DILUTED EARNINGS PER UNIT:
   General Partners            $     (2,202)      $   (3,914)
   Limited Partners            $     (2,202)      $   (3,914)

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                            Three Months         Three Months
                               Ended                Ended
                            June 30, 1998        June 30, 1997
                            -------------        --------------
                              (Unaudited)          (Unaudited)
REVENUES:
  Lease Income                  $   535,306         $   594,923
  Loss on Sale of Equipment            -               (229,268)
  Interest                              494               1,283
                                  ----------          ----------
 TOTAL REVENUES                     535,800             366,938
                                  ----------          ----------

OPERATING EXPENSES:
  Interest                           55,348              87,103
  Depreciation & Amortization       559,258             578,936
  Remarketing Commissions Paid
    to Outside Lease Brokers           -                  1,978
  Administrative                     20,984              26,988
                                  ----------          ----------
  TOTAL OPERATING EXPENSES          635,590             695,005
                                  ----------          ----------

NET LOSS                        $   (99,790)        $  (328,067)
                                  ==========          ==========

NET LOSS ALLOCATED TO:
  General Partners              $      (998)        $    (3,281)
  Limited Partners                  (98,792)           (324,786)
                                  ----------          ----------
                                $   (99,790)        $  (328,067)
                                  ==========          ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                   1.0533             1.0718
   Limited Partners                 104.2761           106.1117

BASIC AND FULLY DILUTED EARNINGS PER UNIT:
   General Partners             $       (947)       $   (3,061)
   Limited Partners             $       (947)       $   (3,061)

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                   STATEMENT OF PARTNERS' EQUITY

                   Six Months Ended June 30, 1998
                            (Unaudited)


                                           GENERAL      LIMITED
                                TOTAL      PARTNERS     PARTNERS
PARTNERS' EQUITY
  Beginning of period        $   704,511  $  7,597    $  696,914

NET LOSS                        (231,900)   (2,319)     (229,581)
DISTRIBUTIONS                   (129,127)   (1,291)     (127,836)
                               ----------   -------    ----------
PARTNERS' EQUITY
  End of period              $   343,484  $  3,987    $  339,497
                               ==========   =======    ==========

See accompanying notes to financial statements (Unaudited)


                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                                   Six Months         Six Months
                                     Ended              Ended
                                 June 30, 1998      June 30, 1997
                                 -------------      -------------
                                  (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                         $  (231,900)       $ (404,853)
  Adjustments to reconcile
   net loss to net cash
   provided by operating activities:

     Depreciation & Amortization     1,121,612         1,158,556
     Amortization of unearned income      -              (42,891)
     Loss on sale of equipment            -              229,268

  Changes in assets and liabilities:
     (Increase) Decrease in accounts
        receivable                      (1,259)           39,367
     (Increase) in prepaid expense      (1,517)           (1,514)
     Increase (Decrease) in
        accounts payable                 2,199            (7,523)
     Increase in accrued management
        fees                            37,662            38,875
     Increase in other liabilities         660            11,623
                                    -----------        ----------
     Net cash provided by
     operating activities              927,457         1,020,908
                                    -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases            180,565           201,141
  Purchase of computer equipment on
    operating leases                      -              (10,000)
  Proceeds from sale of equipment         -               46,220
                                    -----------        ----------
     Net cash provided by
     investing activities              180,565           237,361
                                    -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions           -              158,140
  Distributions to partners           (129,127)         (118,590)
  Principal payments of
    nonrecourse debt                (1,093,084)       (1,158,190)
  Offering costs paid                     -               (3,271)
                                    -----------       -----------
     Net cash used in
     financing activities           (1,222,211)       (1,121,911)
                                    -----------       -----------

NET (DECREASE) INCREASE IN CASH AND
     EQUIVALENTS                     (114,189)          136,358

CASH AND EQUIVALENTS,
  at the beginning of the period       179,796           275,638
                                    -----------       -----------
CASH AND EQUIVALENTS,
  at the end of the period         $    65,607        $  411,996
                                    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest            $   121,089        $  185,385

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                               Three Months         Three Months
                                  Ended                Ended
                               June 30, 1998        June 30, 1997
                               -------------        -------------
                                (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                        $   (99,790)        $ (328,067)
  Adjustments to reconcile
   net loss to net cash
   provided by operating activities:
     Depreciation & Amortization      559,258            578,936
     Amortization of unearned income     -               (20,929)
     Loss on sale of equipment           -               229,268

  Changes in assets and liabilities:
     (Increase) Decrease in accounts
        receivable                     (6,587)            41,413
     Decrease in prepaid expense          757                758
     Increase (Decrease) in
        accounts payable                    7            (25,933)
     Increase in accrued management
        fees                           18,805             20,739
     Increase in other liabilities        660             11,869
                                    ----------         ----------
     Net cash provided by
     operating activities             473,110            508,054
                                    ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases            90,283            101,465
  Purchase of computer equipment
    on operating leases                  -               (10,000)
  Proceeds from sale of equipment        -                46,220
                                    ----------         ----------
     Net cash provided by
     investing activities              90,283            137,685
                                    ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions          -               143,540
  Distributions to partners           (64,563)           (59,820)
  Proceeds from nonrecourse debt         -                  -
  Principal payments of
    nonrecourse debt                 (551,739)          (556,656)
  Offering costs paid                    -                (1,082)
                                    ----------         ----------
     Net cash used in
     financing activities            (616,302)          (474,018)
                                    ----------         ----------
NET (DECREASE) INCREASE IN CASH
    AND EQUIVALENTS                   (52,909)           171,721

CASH AND EQUIVALENTS,
  at the beginning of the period      118,516            240,275
                                    ----------         ----------
CASH AND EQUIVALENTS,
  at the end of the period        $    65,607         $  411,996
                                    ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest           $    55,348         $   87,103

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL INFORMATION

     The financial information included herein at June 30, 1998 and the six and three months ended June 30, 1998, and June 30, 1997, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operations for those periods.

     The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

     The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended June 30, 1998 was the eighteenth quarter of operations of the partnership and leased equipment was acquired during this period.

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

                             TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LEASES

       The following lists the components of the net investment in leases as of June 30, 1998:

Total minimum lease payments to be received         $  404,282

Estimated residual values of leased property            13,378

Less: Unearned income                                     -
                                                      ---------
Net investment in leases                            $  417,660
                                                      =========


       At June 30, 1998, minimum lease payments for direct financing and operating leases for each of the four succeeding calendar years are expected to be received as follows:



                     YEAR                     AMOUNT


                     1999                    1,305,753
                     2000                      135,918

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership commenced the offering of units and began operations on January 31, 1994. As of June 30, 1998 the partnership had sold $2,090,465 in Investor Limited Partner
Units. As of June 30, 1998 the partnership acquired leased equipment of $10,707,925 with an equity investment of $1,797,612 and non-recourse bank borrowing of $8,910,313.

OPERATIONS
Total revenues decreased to $1,068,443 for the first two quarters of the fiscal year ending December 31, 1998 ("fiscal 1998") from $1,080,037 for the first two quarters of the fiscal year ended December 31, 1997 ("fiscal 1997"). Total revenues consist of lease rental income, net loss on sale of equipment, and interest earned on short-term money market investments. The decrease in total revenues was primarily attributable to additional leased equipment being purchased, and interest earned on funds held for investment.

Operating expenses decreased to $1,300,343 for the first two quarters of fiscal 1998 from $1,484,890 for the first two quarters of fiscal 1997. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, remarketing commissions, and administrative expenses. The decrease in operating expenses resulted primarily from a decrease in depreciation expense and the lack of remarketing expense paid in 1998.

Results for the period are not indicative of future annual results because the partnership is still investing in equipment.
Future results of operations will depend upon rates of return achieved on equipment acquisitions and rates achieved on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase as offering proceeds are collected and decrease as the partnership makes equipment investments. Cash and cash equivalents of the partnership at June 30, 1998 include offering proceeds available for investment in equipment and undistributed cash earned during the period from January 31, 1994 to June 30, 1998.

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


                         TRIUMPHE LEASING IX L.P.
                         By:  TL GENERAL IX CORP.,
                         Its:  General Partner



  Date  August 5, 1998             By: /s/ Gerald A. Horwitz
       ------------------------
                                    Gerald A. Horwitz, President
                                    (Principal Executive Officer)




  Date  August 5, 1998             By: /s/ Jerry L. Schwartz
       ------------------------
                                    Jerry L. Schwartz,
                                    Vice President,
                                    Secretary and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)


  Date  August 5, 1998            By: /s/ Gerald A. Horwitz
       ------------------------
                                    Gerald A. Horwitz
                                    Its: General Partner