Form 10QSB
period 1998-09-30
TRIUMPHE LEASING IX LP
filed 1998-10-22
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


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


                             PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

                     TRIUMPHE LEASING IX L.P.
                         BALANCE SHEETS
                       September 30, 1998   December 31, 1997
                       ------------------   -----------------
                          (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents        $    57,462         $   179,796
  Accounts receivable               6,587               5,328
  Net investment in direct
    financing leases              282,616             361,129
  Prepaid expenses                    758                -
                               -----------         -----------
     TOTAL CURRENT ASSETS         347,423             546,253
                               -----------         -----------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $4,977,144 and $3,295,593     1,899,632           3,579,849
                               -----------         -----------

OTHER ASSETS:
  Net investment in direct
    financing leases               44,762             237,096
  Deferred organization costs,
    less accumulated amortization
    of $23,750 and $20,000          1,250               5,000
                               -----------         -----------
     TOTAL OTHER ASSETS            46,012             242,096
                               -----------         -----------

                              $ 2,293,067         $ 4,368,198
                               ===========         ===========

See accompanying notes to financial statements (Unaudited)

                              PART I
                       FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING IX L.P.
                           BALANCE SHEETS

                         September 30, 1998   December 31, 1997
                         ------------------   -----------------
                             (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable            $     2,558         $      -
  Current maturities of
    long-term debt              1,615,603           2,228,931
  Other liabilities                   594                -
                               -----------         -----------
    TOTAL CURRENT LIABILITIES   1,618,755           2,228,931
                               -----------         -----------

LONG-TERM DEBT,
  less current maturities         251,336           1,293,545
Accrued Management Fees           197,679             141,211
                               -----------         -----------
    TOTAL LONG-TERM LIABILITES    449,015           1,434,756
                               -----------         -----------
    TOTAL LIABILITIES           2,067,770           3,663,687
                               -----------         -----------
PARTNERS' EQUITY:
  General Partners                  2,805               7,597
  Limited Partners                222,492             696,914
                               -----------         -----------
     TOTAL PARTNERS' EQUITY       225,297             704,511
                               -----------         -----------
                              $ 2,293,067         $ 4,368,198
                               ===========         ===========

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS
                            Nine Months         Nine Months
                               Ended               Ended
                         September 30, 1998  September 30, 1997
                         ------------------  ------------------
                            (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                $ 1,608,437         $ 1,898,264
  Loss on sale of equipment          -               (229,268)
  Interest                          1,037               4,358
                               -----------         -----------
TOTAL REVENUES                  1,609,474           1,673,354
                               -----------         -----------

OPERATING EXPENSES:
  Interest                        165,723             269,119
  Depreciation & Amortization   1,683,967           1,789,404
  Remarketing Commissions Paid
    to Outside Lease Brokers                           62,091
  Administrative                   77,607             104,467
                               -----------         -----------
  TOTAL OPERATING EXPENSES      1,927,297           2,225,081
                               -----------         -----------

NET LOSS                      $  (317,823)        $  (551,727)
                               ===========         ===========

NET LOSS ALLOCATED TO:
  General Partners            $    (3,178)        $    (5,517)
  Limited Partners               (314,645)           (546,210)
                               -----------         -----------
                              $  (317,823)        $  (551,727)
                               ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.0470              1.0470
   Limited Partners              103.6548            103.6548

BASIC AND FULLY DILUTED EARNINGS PER UNIT:
   General Partners           $    (3,017)        $    (5,269)
   Limited Partners           $    (3,017)        $    (5,269)

See accompanying notes to financial statements (Unaudited)


                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                             Three Months        Three Months
                                Ended               Ended
                          September 30, 1998  September 30, 1997
                          ------------------  ------------------
                             (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                $   540,488         $   592,004
  Interest                            543               1,313
                               -----------         -----------
TOTAL REVENUES                    541,031             593,317
                               -----------         -----------

OPERATING EXPENSES:
  Interest                         44,634              83,734
  Depreciation & Amortization     562,355             630,847
  Administrative                   19,965              25,609
                               -----------         -----------
TOTAL OPERATING EXPENSES          626,954             740,190
                               -----------         -----------
NET LOSS                      $   (85,923)        $  (146,873)
                               ===========         ===========

NET LOSS ALLOCATED TO:
  General Partners            $      (859)        $    (1,469)
  Limited Partners                (85,064)           (145,404)
                               -----------         -----------
                              $   (85,923)        $  (146,873)
                               ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.0721              1.0721
   Limited Partners              106.1399            106.1399

BASIC AND FULLY DILUTED EARNINGS PER UNIT:
   General Partners           $      (816)        $    (1,370)
   Limited Partners           $      (816)        $    (1,370)

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                   STATEMENT OF PARTNERS' EQUITY

                Nine Months Ended September 30, 1998
                            (Unaudited)

                                       GENERAL      LIMITED
                        TOTAL          PARTNERS     PARTNERS
PARTNERS' EQUITY
  Beginning of period   $   704,511    $  7,597      $   696,914

NET LOSS                   (317,823)     (3,178)        (314,645)
DISTRIBUTION               (161,391)     (1,614)        (159,777)
                         -----------    --------      -----------
PARTNERS' EQUITY
  End of period         $   225,297    $  2,805      $   222,492
                         ===========    ========      ===========

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                             Nine Months        Nine Months
                               Ended               Ended
                         September 30, 1998  September 30, 1997
                         ------------------  ------------------
                            (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                     $  (317,823)       $ (551,727)
 Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

   Depreciation & amortization  1,683,967          1,789,404
   Amortization of unearned
    income                           -               (29,399)
   Loss on sale of equipment         -               229,268

 Changes in assets and liabilities:
    Increase in accounts
     receivable                    (1,259)           (90,092)
    Increase in prepaid expenses     (758)              (757)

    Increase (Decrease) in
     accounts payable               2,558             (8,580)
    Increase in accrued management
     fees                          56,468             47,811
    Increase in other liabilities     594              9,228
                                ----------         ----------
       Net cash provided by
       operating activities     1,423,747          1,395,156
                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases       270,847            279,656
  Purchase of computer equipment
    on operating leases              -              (213,630)
  Purchase of direct financing
    leases                           -               (24,000)
  Proceeds from sale of
    equipment                        -                46,220
                                ----------         ----------
    Net cash provided by
    investing activities          270,847             88,246
                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner capital contributions      -               158,140
  Distributions to partner       (161,391)          (183,103)
  Principal payments of
   nonrecourse debt            (1,655,537)        (1,534,421)
  Offering costs paid                -                (3,771)
                               -----------        -----------
    Net cash used in
    financing activities       (1,816,928)        (1,563,155)
                               -----------        -----------

NET DECREASE IN CASH
AND EQUIVALENTS                  (122,334)           (79,753)

CASH AND EQUIVALENTS,
  at the beginning of the period  179,796            275,638
                               -----------        -----------
CASH AND EQUIVALENTS,
  at the end of the period    $    57,462         $  195,885
                               ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
    period for interest       $   165,723         $  269,119

See accompanying notes to financial statements (Unaudited)


                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS

                            Three Months        Three Months
                               Ended               Ended
                         September 30, 1998  September 30, 1997
                         ------------------  ------------------
                            (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                    $   (85,923)        $  (146,873)
  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

  Depreciation & amortization     562,355             630,847
  Amortization of unearned income    -                 13,492

 Changes in assets and liabilities:
  Increase in accounts receivable    -              (129,459)
  Increase in prepaid expense         759                757
  Increase (Decrease) in accounts
   payable                            359             (1,057)
  Increase in accrued management
   fees                            18,806              8,936
  Decrease in other liabilities       (66)            (2,395)
                               -----------         ----------
       Net cash provided by
       operating activities       496,290            374,248
                               -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases        90,282             78,515
  Purchase of computer equipment on
    operating leases                 -              (203,630)
  Purchase of direct
    financing leases                 -               (24,000)
                               -----------         ----------

       Net cash provided by (used in)
       investing activities        90,282           (149,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners       (32,264)           (64,513)
  Principal payments of
   nonrecourse debt              (562,453)          (376,231)
  Offering costs paid                -                  (500)
                                ----------         ----------
     Net cash used in
     financing activities        (594,717)          (441,244)
                                ----------         ----------

NET DECREASE IN CASH
AND EQUIVALENTS                    (8,145)          (216,111)

CASH AND EQUIVALENTS,
 at the beginning of the period    65,607            411,996
                                ----------         ----------
CASH AND EQUIVALENTS,
  at the end of the period    $    57,462         $  195,885


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
  period for interest         $    44,634         $   83,734

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

     The financial information included herein at September 30, 1998 and the nine and three months ended September 30, 1998, and September 30, 1997, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operations for those periods.

     The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

     The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended September 30, 1998 was the nineteenth quarter of operations of the partnership and leased equipment was acquired during this period.

NOTE 3 - DEFERRED ORGANIZATION COSTS

     Deferred organization costs are costs
that are attributable to the formation and organization of the partnership. These costs will be amortized using the straight-line method over a sixty-month period.

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

                             TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LEASES

       The following lists the components of the net investment in leases as of September 30, 1998:

Total minimum lease payments to be received           $  314,000

Estimated residual values of leased property              13,378

Less: Unearned income                                       -
                                                        ---------
Net investment in leases                              $  327,378
                                                        =========


       At September 30, 1998, minimum lease payments for direct financing and operating leases for each of the two succeeding calendar years are expected to be received as follows:

                     YEAR                     AMOUNT



                     1999                    1,305,753
                     2000                      135,918

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership commenced the offering of units and began operations on January 31, 1994. As of September 30, 1998 the partnership had sold $1,893,615 in Investor Limited Partner Units. As of September 30, 1998 the partnership acquired leased equipment of $10,707,925 with an equity investment of $1,797,612 and nonrecourse bank borrowing of $8,910,313.

OPERATIONS
Total revenues decreased to $1,609,474 for the first three quarters of the fiscal year ending December 31, 1998 ("fiscal 1998") from $1,673,354 for the first three quarters of the fiscal year ended December 31, 1997 ("fiscal 1997"). Total revenues consist of lease rental income and interest earned on short-term money market investments. The decrease in total revenues was primarily attributable to a decrease in the amount of equipment on lease.

Operating expenses decreased to $1,927,297 for the first three quarters of fiscal 1998 from $2,225,081 for the first three quarters of fiscal 1997. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses resulted primarily from an increase in depreciation expense and interest on non-recourse debt resulting from the reduction of debt.

The partnership does not plan to invest in additional equipment. Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquid assets of the partnership increase as offering proceeds are collected and decrease as the partnership makes equipment investments. Cash and cash equivalents of the partnership at September 30, 1998 include offering proceeds available for investment in equipment and undistributed cash earned during the period from January 31, 1994 to September 30, 1998.

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



                         TRIUMPHE LEASING IX L.P.
                         By:  TL GENERAL IX CORP.,
                         Its:  General Partner




  Date                            By: /s/ Gerald A. Horwitz
        ------------------
                                   Gerald A. Horwitz, President
                                   (Principal Executive Officer)


  Date                            By: /s/ Jerry L. Schwartz
        ------------------
                                   Jerry L. Schwartz,
                                   Vice President,
                                   Secretary and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)


  Date                            By: /s/ Gerald A. Horwitz
        ------------------
                                   Gerald A. Horwitz
                                   Its: General Partner