Form 10KSB
period 1998-12-31
TRIUMPHE LEASING IX LP
filed 1999-03-24
CIK 916364

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

Securities registered pursuant to Section 12(g) of the Exchange
Act
                      Limited Partnership Interests

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December
31, 1998 were $2,144,634.

         The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) at December 31, 1998 was $915,258.*


                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.

* There has not been, nor is there expected to be, a public market for the limited partnership units; the market value of $915,258 is based on the book value per unit of limited partnership interest.

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

         Equipment Acquisition. The General Partners selects Equipment which they believe will maintain residual value. Among the factors adversely affecting the residual values of Equipment, and which make predictions of residual value uncertain, are advances in technology that render equipment obsolete, reductions in sales prices or rental rates by manufacturers of comparable new equipment, and surpluses in the marketplace for comparable equipment. The General Partners utilizes data prepared by recognized appraisal or valuation firms as a guide to estimating the residual values of Equipment.

         Terms of Leases. The General Partners generally lease Equipment to lessees for initial terms ranging from six months to six years, under agreements which impose on the lessees all costs of maintenance, taxes and insurance for the equipment. The leases may grant the lessees options to extend their leases or to purchase the leased Equipment at the end of the initial lease terms.

         Lessees. The General Partners lease Equipment to lessees it believes to be creditworthy. The General Partners will depend heavily on the lease credit evaluations of the Partnership's lenders which, in turn, look primarily to rentals under the leases to repay their loans.

         Leverage. The General Partners finance the purchase of Equipment by the use of nonrecourse loans in an amount in excess of 50% of the purchase price thereof. A nonrecourse loan is one in which the lender agrees that its recourse in the event of default is limited to the equipment securing the loan, the rents payable under the related lease and the proceeds derived from their sale, and that neither the Part-nership nor any Partner will be liable for payment. It is anticipated that generally the loans will be in the maximum amount which can be repaid with interest out of the lease rentals receivable during the initial lease terms. The General Partners incur debt which bears a fixed interest rate over the term of the loan, rather than a variable rate which changes with the prime rate or other criteria.

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

         Independent Brokers. Most of the Partnership s Equipment purchases and related lease opportunities were brought to its attention by independent leasing brokers, which charged the Partnership a commission for their services or alternatively purchase the Equipment and secure the lessee and then resell the package to the Partnership at a profit. Independent brokers may also be compensated by the Partnership for assisting in the re-leasing and disposition of its Equipment. The independent brokers may also participate in the proceeds of the leases on a percentage or fixed basis after the Partnership has earned a specified return on their investment in a lease.

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

         As of December 31, 1998, the Partnership had purchased
$10,707,925 worth of Equipment. The Equipment owned by the Partnership as of that date consists of computer hardware and peripherals.

         Leases.   The following is a summary of each of the
leases and related Equipment acquired by the Partnership as of December 31, 1998 and owned during 1998:

         1.  Thrift Drug, Inc.

         Pursuant to a master lease agreement entered into by the Partnership and Thrift Drug, Inc., dated as of January 1, 1996, and an equipment supplement dated October 1, 1996, Thrift has leased 17 IBM laser printers. The term of the lease is 24 months which commenced November 1, 1996. The cost of the equipment and lease to the Partnership was $78,551, which the Partnership paid in cash. The monthly rent is $2,664. This lease has expired and the equipment has been returned. Currently, the partnership is engaged in negotiations to sell the printers.

         Thrift operates a chain of retail drug stores.

         2.  AT&T Corp.

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

         The lease above was early renewed in February
1996. The term of the lease was extended to January 1999 at a monthly rent of $40,000. AT&T is in the communication services business.

         3.  Litton Computer Services, a Division of Litton
Industries, Inc.

         Under the terms of a master lease agreement entered into by Litton Computer Services, a Division of Litton Industries, Inc. ("Litton") dated October 31, 1990, and an equipment schedule dated March 1, 1994, as amended, Litton has leased computer equipment manufactured by AT&T Paradyne, Larscom and IBM.

         The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 60 months, which commenced on May 1, 1994.
The monthly rent is $26,170. The cost to the Partnership of the equipment and supplement was $1,325,457. The Partnership paid $80,922 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

         Litton's businesses include systems engineering, information systems and data processing.

         4.  Total System Services, Inc.

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

         (c) Under the terms of a master lease agreement entered into by Total System dated July 29, 1992, and an equipment schedule dated January 16, 1997, Total System has leased computer equipment manufactured by Anacomp. The term of the schedule is 36 months, which commenced on February 1, 1997. The monthly rent is $12,672. The cost to the Partnership of the equipment and the schedule was $421,023. The Partnership paid $61,000 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

         Total System is in the credit card processing business.

        5.   Monsanto Company

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

         6.  Weirton Steel Corporation

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

         7.  Southern Company Services, Inc.

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

        Southern Company Services, Inc is in the energy supply business.

         8.  Hughes Network Systems, a Hughes Electronics
Company

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

        9.  Chrysler Motors Corporation

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


         10.  Johnson Controls, Inc.

         Under the terms of a master lease agreement entered into by Johnson Controls, Inc. ( Johnson Controls ) dated August 29,
1995, and an equipment schedule dated as of March 26, 1997, Johnson Controls has leased various computer equipment manufactured by SGI.

         The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 36 months, which commenced on February 1, 1997. The monthly rent is $5,309. The cost to the Partnership of the equipment and schedule was $204,130. The Partnership paid
$30,781 of this amount in cash and the balance by executing a nonrecourse promissory note.

         Johnson Controls is in the automotive and systems service business.

         11.  Genus, Inc.

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

         Genus is in the automotive business.


         The following tabulation sets forth the lessee, the
equity investment of the Partnership, the debt incurred at the date of acquisition, the lease term at the acquisition of the
Equipment and lease term remaining at December 31, 1998:
                                            Lease         Lease
                                             Term         Term
                                           Equipment    Remaining
                                               at            at
                                           Acquisition   12/31/98
                                               (in          (in)
Lessee                Equity        Debt      months)     months)
Fingerhut Corp.   $  116,480   $  539,377       36           (1)
Bell Comm.            81,045      398,098       33           (1)
Thrift Drug           20,000           --       12           (1)
Thrift Drug           78,551           --       24           (3)
AT&T Corp.            58,000      268,854       15           (1)
AT&T Corp.            81,200           --       15           (1)
AT&T Corp.           217,773    1,401,503       36           (2)
Charming Shoppes      20,781      204,099       33           (1)
Litton Industries     80,922    1,244,535       58            6
Total System          66,100      337,575       31           (1)
Total System          93,684      541,664       31            5
Total System         170,904      969,527       42           16
First Interstate      34,374      191,717       35           (1)
First Interstate       3,529           --       29           (1)
Monsanto              27,531      179,857       35            3
Weirton Steel         41,338      239,018       35            4
Southern Company      77,955      448,778       36            4
Hughes Network        28,058      206,241       35            5
Chrysler             141,104      565,011       34            7
Chrysler             142,202      641,087       35           10
Johnson               30,781      173,349       36           13
Genus                124,300           --       36           15
Total System          61,000      360,023       36           13
                  ----------   ----------
       Total:     $1,797,612   $8,910,313
                  ==========   ==========

(1)      Lease expired and equipment was sold.
(2) Lease was early renewed in February 1996. The term of the lease was extended to January 1999 at a monthly rent of $40,000.
(3) Lease expired, the Partnership is in the process of remarketing the equipment.

         Competition. The equipment leasing industry is highly competitive and the Partnership competes with other leasing companies, with equipment manufacturers and distributors, and with other entities similar to the Partnership, most of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partners. Other leasing companies, especially equipment manufacturers and distributors, may be in a position to offer equipment for lease upon financial terms more favorable than those which the Partnership can offer and may also be in a position to offer trade-in or exchange privileges on a wide range of equipment, a pass-on of any investment tax credit, comprehensive maintenance contracts, and other services and benefits to lessees which the Partnership does not offer.

         Major Customers. Approximately 77% and 73% of the Partnership's lease income in the period ended December 31, 1998 and 1997 respectively was from three customers. For those direct financing leases in which the Partnership has a net investment at December 31, 1998 and 1997, 100% was with two customers. See
Note 4 in "Notes to Financial Statements" in this report.

         Employees.  The Partnership does not have any employees.

Item 2.  DESCRIPTION OF PROPERTY

         See "Item 1--Description of Business" in this report.

Item 3.  LEGAL PROCEEDINGS

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                               PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There has not been, nor is there expected to be, a public market for the Units. As of December 31, 1998 there were approximately 201 holders of Units.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

         The Partnership commenced the offering of Limited Partnership Units and began operations on January 31, 1994. As of April 30, 1997 the Partnership had sold $2,090,465 in Units. As of December 31, 1998 the Partnership had acquired $10,707,925 of leased equipment, excluding capitalized equipment acquisition costs, with an equity investment of $1,797,612 and nonrecourse bank borrowings of $8,910,313.

Operations

         Total revenues increased to $2,144,634 for the fiscal year ended December 31, 1998 ("fiscal 1998") from $1,979,247 for the fiscal year ended December 31, 1997 ("fiscal 1997"). Total revenues consist of lease rental income and interest earned on the proceeds of Units sold and loss on sales of equipment. This increase in total revenues resulted from a decrease in the losses from sale of equipment.

         Operating expenses decreased to $1,730,349 for fiscal 1998 from $2,814,657 for fiscal 1997. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment under operating leases, amortization of organization expenses, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from fiscal 1997 to fiscal 1998 resulted primarily from a decrease in depreciation incurred due to the maturation of equipment on lease.

Liquidity and Capital Resources

         Liquid assets of the Partnership increase as offering proceeds are collected and decrease as the Partnership makes equipment investments. Cash of the Partnership at December 31, 1998 includes undistributed cash available from operations during the period January 31, 1994 to December 31, 1998.

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

         The Partnership maintains a working capital and contingency reserve in an amount equal to 1% of the gross proceeds of the offering of Units. Such amounts, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies. The partnership does not believe that it is subject to any material costs related to the Year 2000 issues .

Year 2000

        The Partnership owns equipment which it leases in the ordinary course of business. Each lessee is obligated to make all payments under its respective lease irrespective of the ability of such equipment to function due to the Year 2000 computer problem. All computer processing necessary for the Partnership s business operations is conducted by the General Partner of the Partnership. The General Partner has advised the Partnership that it anticipates no problems due to the Year 2000 problem with performing its obligations on behalf of the Partnership. Accordingly, the Partnership does not believe that the Year 2000 computer problem will have a material adverse effect on the Partnership or its results of operations.

Item 7.  FINANCIAL STATEMENTS

         The financial statements of the Partnership as of December 31, 1998 and for the fiscal years ended December 31, 1998 and December 31, 1997 and the notes thereto are set forth elsewhere herein.

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

         Gerald A. Horwitz. Mr. Horwitz, age 63, is the President and sole Director of TL General. He is also the Chairman of the Board, sole Director, President, Treasurer and sole voting shareholder of Raffaello, Inc., the sole shareholder of TL General, as well as the sole Director and Treasurer of Triumphe Leasing Group, Inc. and Horwitz & Associates, Inc. (formerly known as Horwitz, Schakner & Associates, Inc. and G.A. Horwitz & Co. Inc.), a securities broker-dealer and investment adviser, President and sole Director of TL General Corp., the corporate General Partner of Triumphe Leasing Limited Partnership and President and sole Director of TL General VIII Corp., the corporate General Partner of Triumphe Leasing VIII L.P. Prior to organizing Horwitz & Associates, Inc. in 1970, Mr. Horwitz served as an officer of Thomson, McKinnon and Auchincloss and prior to that he served as an officer of Blair and Company, both of which were New York Stock Exchange member firms. Mr. Horwitz attended Roosevelt University in Chicago, where he earned a Bachelor of Science Degree. He also attended the University of Wisconsin as an undergraduate and the University of Chicago as a post-graduate student and served part-time as an instructor at Northwestern University.

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

         Jerry Schwartz. Mr. Schwartz, age 53, has served in various executive capacities for affiliates of Raffaello, Inc.
since April 1987. He is Vice President, Secretary and Treasurer of TL General and

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         As of December 31, 1998, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's Units then outstanding.

         The Partnership has no executive officers. As of December 31, 1998, neither Gerald A. Horwitz, TL General IX Corp.
nor Jerry Schwartz owned any Units.

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

         During the fiscal years ended December 31, 1998 and 1997, the Partnership accrued management fees to the General Partners of $75,221 and $86,343 respectively with $216,484 of management fees unpaid at December 31, 1998. The Partnership paid $0 and $20,000 in management fees in 1998 and 1997, respectively. The Partnership paid $0 and $10,000 in acquisition fees during fiscal 1998 and 1997, respectively.

         Allocations and Distributions of the Partnership. In accordance with the Partnership Agreement, the General Partners received distributions of $1,856 and were allocated net loss of $4,143 for fiscal 1998.

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

         During the fiscal year ended December 31, 1998, the Partnership paid nominal reimbursements to affiliates of the General Partners.

                              PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits, as listed in the Exhibit Index set forth on page E-1, are submitted as a separate section of this report.

         (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

      Signatures                Title(s)               Date


/s/ Gerald A. Horwitz       Sole Director and   March 24, 1999
------------------------    President of the
    Gerald A. Horwitz       corporate General
                            Partner and as a
                            General Partner
                            (Principal
                            Executive
                            Officer)


/s/ Jerry Schwartz          Vice President,     March 24, 1999
------------------------    Secretary and
    Jerry Schwartz          Treasurer of the
                            corporate General
                            Partner (Principal
                            Financial and
                            Accounting
                            Officer)





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

10                 Form of Waiver of Gerald A. Horwitz and TL
                   General IX Corp. (Incorporated by reference to
                   Exhibit 10 to Registration Statement No.
                   33-72740-FW).

27                 Financial Data Schedule



                                Triumphe Leasing IX L.P.



                                     Financial Statements
                           Years Ended December 31, 1998 and 1997

                                         Triumphe Leasing IX L.P.

                                                        Contents


  Report Of Independent Certified Public Accountants            3


  Financial Statements
       Balance Sheet                                          5-6
       Statements of Operations                                 7
       Statements of Partners  Equity                           8
       Statements of Cash Flows                                 9
       Summary of Accounting Policies                       10-13
       Notes to Financial Statements                        14-16

Report Of Independent Certified Public Accountants


To the Partners
Triumphe Leasing IX L.P.
Northbrook, Illinois


We have audited the accompanying balance sheet of Triumphe Leasing IX L.P. as of December 31, 1998 and the related statements of operations, partner equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triumphe Leasing IX L.P. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP



Chicago, Illinois
January 21, 1999

                           Financial Statements


                                         Triumphe Leasing IX L.P.

                                                    Balance Sheet


December 31,                                                1998

  Assets

  Current Assets
         Cash                                       $      38,281
         Accounts receivable                                2,664
         Net investment in direct financing
          leases (Notes 1 and 4)                          217,481
                                                        ---------
  Total Current Assets                                    258,426
                                                        ---------
  Computer Equipment on Operating Leases,
    less accumulated depreciation of
    $4,725,776 (Note 1)                                 2,149,666
                                                        ---------
  Other Assets
         Net investment in direct financing leases,
          less current portion (Notes 1 and 4)             27,461
                                    ---------
  Total Other Assets                                       27,461
                                                        ---------
                                                    $   2,435,553
                                                        =========



                                         Triumphe Leasing IX L.P.

                                                    Balance Sheet


  December 31,                                               1998
  Liabilities and Partners  Equity

  Current Liabilities
    Other Liabilities                                         383
    Current maturities of long-term debt (Note 1)  $    1,171,365
                                                        ---------
  Total Current Liabilities                             1,171,748

         Accrued management fees (Note 2)                 216,484
         Long-Term Debt, less current maturities
           (Note 1)                                       122,179
                                                        ---------
  Long-Term Liabilites                                    338,663
                                                        ---------
  Total Liabilities                                     1,510,411
                                                        ---------
  Partners  Equity
         General partners                                   9,958
         Limited partners                                 915,184
                                                        ---------
  Total Partners  Equity                                  925,142
                                                        ---------
                                                    $   2,435,553
                                                        =========

See accompanying summary of accounting policies and notes to financial statements.


                                         Triumphe Leasing IX L.P.

                                         Statements of Operations


  Year ended December 31,                     1998          1997
  Revenues
         Lease income                $   2,143,597   $ 2,461,668
         Loss on sale of equipment            -         (486,947)
         Interest                            1,037         4,526
                                         ----------    ---------
  Total revenues                         2,144,634     1,979,247
                                         ----------    ---------
  Operating Expenses
         Interest                          199,415       354,856
         Depreciation and amortization   1,435,183     2,268,428
         Administrative (Note 2)            95,751       191,369
                                         ---------     ---------
  Total operating expenses               1,730,349     2,814,653
                                         ---------     ---------
  Net Income (Loss)                  $     414,285   $  (835,406)
                                         =========     =========
  Net Income (Loss) Allocated to
         General partners            $       4,143  $     (8,354)
         Limited partners                  410,142      (827,052)
                                         ---------     ---------
                                     $     414,285  $   (835,406)
                                         =========     =========

  Weighted Average Units Outstanding During the Period
         General partners                   1.0761        1.0533
         Limited partners                 106.5354      104.2761

  Basic Earnings Per Unit
         General partners            $      3,850     $   (7,931)
         Limited partners            $      3,850     $   (7,931)

See accompanying summary of accounting policies and notes to financial statements.


                                         Triumphe Leasing IX L.P.

                                   Statements of Partners  Equity


                                             General     Limited
                                   Total    Partners    Partners
  Partners  Equity, at
   January 1, 1997           $ 1,630,647  $  16,750  $ 1,613,897

     Sale of partnership
      units                      158,140      1,690      156,450
    Distributions  ($2,400
      per unit)                 (247,667)    (2,403)    (245,264)
    Net loss                    (835,406)    (8,354)    (827,052)
    Offering costs                (1,203)       (12)      (1,191)
                               ----------    -------   ----------
    Partners  Equity, at
     December 31, 1997           704,511      7,671      696,840

    Distributions ($1,800
     per unit)                  (193,654)    (1,856)    (191,798)
    Net income                   414,285      4,143      410,142
                               ----------    -------   ----------
    Partners  Equity, at
     December 31, 1998       $   925,142  $   9,958  $   915,184
                               ==========    =======   ==========

See accompanying summary of accounting policies and notes to financial statements.

                                         Triumphe Leasing IX L.P.

                                         Statements of Cash Flows

  Year ended December 31,                    1998            1997
  Cash Flows From Operating Activities
         Net income (loss)             $   414,285   $  (835,406)
         Adjustments to reconcile
          net income (loss) to net
          cash provided by operating
          activities
              Depreciation and
               amortization              1,435,183     2,268,428
              Amortization of
               unearned income                -          (79,328)
              Loss on sale of equipment
               under lease                    -          486,947

              Changes in assets and
              liabilities
                 Decrease in
                  accounts receivable        2,664        34,039
                 Increase in accrued
                  management fees           75,273        61,933
                 Decrease in accounts
                  payable                     -           (8,580)
                 Increase (Decrease) in
                  other liabilities            383        (7,060)
                                         ----------    ----------
  Net cash provided by operating
     activities                          1,927,788     1,920,973
                                         ----------    ----------
  Cash Flows From Investing Activities
         Principal payments received
           under direct financing leases   353,283       377,783
         Purchase of computer equipment
           on operating leases                -         (635,153)
         Proceeds from sale of equipment
           under lease                        -          140,470
         Acquisition of direct financing
           leases                             -          (48,895)
                                         ----------    ----------
  Net cash provided by (used in)
     investing activities                  353,283      (165,795)
                                         ----------    ----------
  Cash Flows From Financing Activities
         Proceeds from nonrecourse debt       -          533,372
         Principal payments on
           nonrecourse debt             (2,228,932)   (2,293,662)
         Partner capital contributions        -          158,140
         Distributions to partners        (193,654)     (247,667)
         Offering costs paid                  -           (1,203)
                                         ----------    ----------
  Net cash (used in)
    financing activities                (2,422,586)   (1,851,020)
                                         ----------    ----------
  Net Decrease in Cash                    (141,515)      (95,842)

  Cash, at beginning of year               179,796       275,638
                                         ----------    ----------
  Cash, at end of year                 $    38,281    $  179,796
                                         ==========    ==========

  Supplemental Disclosure of Cash
  Flow Information
         Cash paid during the year for
          interest                     $   199,415    $  354,856

See accompanying summary of accounting policies and notes to financial statements.

                                         Triumphe Leasing IX L.P.

                                   Summary of Accounting Policies



  Organization and         Triumphe Leasing IX L.P. (the
  Business                  Partnership ), located in Northbrook,
                           Illinois, was formed on November 30,
                 1993 under the Revised Uniform
                 Limited Partnership Act of the State
                 of Illinois.  The Partnership
                 commenced operations January 31, 1994.
                 The Partnership operates in one business segment, equipment leasing, as determined in accordance with FAS 131 governing segment information disclosure.
                 The Partnership acquires, owns, leases,
                 maintains, manages and sells equipment.
                 At December 31, 1998 and 1997, 106.5354
                 limited partnership units were
                 outstanding.

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

                           Operating leases are defined as those
                           leases which do not transfer
                           substantially all of the benefits and
                           risks of ownership of the equipment to
                           the lessee.  The leased property is
                           included in equipment on operating
                 leases and depreciated following the
                 Partnership's depreciation policy.
                 Rent is reported as income on the
                 straight-line method over the lease
                 term as it becomes receivable
                 according to the provisions of the
                 lease.

                 The Partnership evaluates the
                           recoverability of its portfolio of
                           leases quarterly, or more frequently
                           whenever events and circumstances
                           warrant revised estimates, and
                           considers whether the carrying value
                           of leases should be completely or
                           partially written off.  In
                           accordance with the Statement of
                           Financial Accounting Standards No.
                           121,  Accounting for Impairment of
                           Long-Lived Assets and for Long-Lived
                 Assets to be Disposed of," the
                 Partnership assesses the
                 recoverability of its portfolio of
                 leases based on undiscounted estimated
                 future operating cash flows.  If the
                 Partnership determines that the
                 carrying value of a lease has been
                 impaired, the measurement and
                 recognition of the impairment will
                 be based on discounted estimated
                 future operating cash flows.

                 The Partnership s leasing operations
                           consist of the leasing of various
                           types of data processing equipment
                           and telecommunications equipment.  A
                           substantial portion of the
                           Partnership's leases are classified
                           as operating leases which
                           expire over the next two years.
                           Other equipment is leased under
                 direct financing leases that expire
                 during the next two years.

                                         Triumphe Leasing IX L.P.

                                   Summary of Accounting Policies



  Equipment on        Equipment on operating leases
  Operating Leases;        is stated at cost.  Depreciation is
  Depreciation             computed using the double declining
                           balance method over the estimated
                           useful lives of the assets (five
                           years).



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

  Earnings per Unit        Earnings per unit is computed by
                 dividing income available to general
                 and limited partners by the weighted
                 average number of units outstanding.

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

                           The Partnership has estimated the
                           residual values of equipment under
                           direct financing leases.  These estimates
                 have been developed based upon published market values of similar equipment and the general partners' prior experience.
                 Management has provided for estimated
                 future losses on the disposition or
                 lease renewals of equipment currently
                 under lease.  Given the volatility of
                 market for the resale of equipment, it
                 is reasonably possible that the
                 Partnership's estimates for residual
                 value may change in the near term.

  Recent Accounting        In June 1998, the Financial Accounting
  Pronouncement            Standards Board issued SFAS No. 133,
                            Accounting for Derivative Instruments
                           and Hedging Activities.   This standard
                 establishes accounting and reporting
                 standards for derivative instruments
                 and for hedging contracts.  This
                 standard is effective for all fiscal
                 quarters of all fiscal years beginning
                 after June 15, 1999.  When the
                 Partnership adopts this statement, it
                 is not expected to have a material
                 impact on the Partnership's financial
                 statements or their presentation.

                                         Triumphe Leasing IX L.P.


                                    Notes to Financial Statements



  1.  Leases and Computer  Estimated future minimum lease
      Equipment Financing  payments under both direct financing
                           and operating leases, including
                           estimated residual values of leased
                           property (unguaranteed) of $13,378,
                           net of unearned income under direct
                           financing leases, and the related debt
                           maturities under direct financing
                           leases and operating leases at
                           December 31, 1998 are as follows:


               Estimated future minimum lease payments receivable

            -----------------------------------------------------
                      Direct
                   financing   Operating                     Debt
                      leases      leases     Total     maturities
            -----------------------------------------------------
         1999     217,481   1,062,794   1,280,275    1,171,365
            2000      27,461     124,149     151,610      122,179
            -----------------------------------------------------
                     244,942   1,186,943   1,431,885  $ 1,293,544
                                                      -----------
            Less
            unearned
            income      -           -           -
            ----------------------------------------
                   $ 244,942 $ 1,186,943 $ 1,431,885

                           The various debt obligations are
                           payable to financial institutions and
                           include interest at rates ranging from
                           6.25% to 9.45%.  The Partnership
                           estimates that the fair value of its
                           fixed-rate borrowings approximates the
                           carrying value at December 31, 1998
                           given the Partnership s current
                           borrowing capabilities.  The debt
                           obligations are collateralized by the
                           related equipment and future rental
                           payments under the respective leases.
                           The indebtedness is without recourse
                           against the Partnership.


                                         Triumphe Leasing IX L.P.

                                    Notes to Financial Statements



  2.  Related Party        The Partnership pays companies related
      Transactions         to the general partners through common
                           ownership an equipment acquisition
                           fee, in the amount of 5% of the
                           Partnership's equity investment in
                           such equipment, for locating and
                           acquiring equipment, arranging lease
                           financing and locating lessees.
                           Equipment acquisition fees are not
                           paid unless at least 85% of the gross
                           limited partner contributions have
                           been invested in equipment.  Equipment
                 acquisition fees of $10,000 were paid
                 in 1997.

                           For their services in actively
                           managing the Partnership, the
                           Partnership is charged by the general
                           partners an equipment management fee
                           in an amount equal to 3% of gross
                           rental payments (exclusive of taxes and
                           other reimbursements) payable to the
                           Partnership.  These expenses amounted
                           to $75,221 and $86,343 in 1998 and
                           1997, respectively.

                           At December 31, 1998, $216,484 of
                           equipment management fees are unpaid.
                           Per an agreement with the General
                           Partners, the management fees are not
                           payable until March 31, 2000.


  3.  Reconciliation of
      Reported Net
      Income to Tax Net
      Income (Loss)

                     Year ended December 31,    1998       1997
                     Reported net income
                       (loss)             $  414,285   $(835,406)
                     Add tax leasing
                       revenues in
                       excess of reported
                       leasing revenues      361,129     373,860
                     Less tax loss in excess
                       of reported loss on
                       sale of equipment
                       under lease              -         (2,230)
                     Less tax depreciation
                       in excess of reported
                       depreciation         (195,013)   (297,318)

                     Tax net income (loss)-----------  ----------
                                          $  580,401   $(761,094)
                                          -----------  ----------


                                         Triumphe Leasing IX L.P.

                                    Notes to Financial Statements



                           The Partnership's tax basis in its
                           assets differs from the amount at
                           which its net assets are reported for
                           financial reporting purposes,
                           principally due to the accounting for
                           direct financing leases.  At December
                           31, 1998, the Partnership's basis for
                           financial reporting purposes of its
                           net assets was greater than its basis
                           for tax reporting purposes by
                           approximately $55,000.  As a result,
                           aggregate future income for financial
                           reporting purposes will be less than
                           for income tax reporting purposes.


  4.  Major Customers      Approximately 77% and 73% of the
                           Partnership's lease income in 1998 and
                           1997, respectively, was from three
                           customers.  The percentages are as
                 follows:

                                              1998          1997
                           -------------------------------------
                           Customer A          33%           31%
                           Customer B          22            23
                           Customer C          22            19
                           -------------------------------------

                           Total               77%           73%
                           -------------------------------------

                           The Partnership has a net investment
                 in direct financing leases at December
                 31, 1998 and 1997, with two customers,
                 one which is a large company in the
                 information systems industry, and the
                 other, a wholesale distributor of
                 women's apparel.
                            1998          1997
                           -------------------------------------
                           Customer A         70%           81%
                           Customer B         30            19
                           -------------------------------------

                           Total             100%          100%