Form 10QSB
period 1999-03-31
TRIUMPHE LEASING IX LP
filed 1999-04-30
CIK 916364

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                 FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999


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

                             PART I
                      FINANCIAL INFORMATION

                  ITEM 1.   FINANCIAL STATEMENTS

                     TRIUMPHE LEASING IX L.P.
                         BALANCE SHEETS
                               March 31, 1999   December 31, 1998
                                (Unaudited)
                               --------------   -----------------
ASSETS

CURRENT ASSETS:
  Cash                           $    29,720        $    38,281
  Accounts receivable                 56,018              2,664
  Net investment in direct
    financing leases                 125,589            217,481
  Prepaid expenses                     1,371               -
                                  -----------        -----------
     TOTAL CURRENT ASSETS            212,698            258,426
                                  -----------        -----------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $3,570,943 and $4,725,776        1,681,404          2,149,666

OTHER ASSETS:
  Net investment in direct
    financing leases                  25,147             27,461
                                  -----------        -----------
        TOTAL OTHER ASSETS            25,147             27,461
                                  -----------        -----------
                                 $ 1,919,249        $ 2,435,553
                                  ===========        ===========

See accompanying notes to financial statements (Unaudited)

                              PART I
                       FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING IX L.P.
                           BALANCE SHEETS

                              March 31, 1999    December 31, 1998
                              --------------    -----------------
                                (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Other Liabilities             $     4,275       $        383
  Current maturities of
    long-term debt                  779,822          1,171,365
                                 ----------         ----------
    TOTAL CURRENT LIABILITIES       784,097          1,171,748
                                 ----------         ----------

  Accrued Management Fees           233,850            216,484
  Long-Term Debt,
    less current maturities          26,357            122,179
                                  ---------          ---------
    TOTAL LONG-TERM LIABILITIES     260,207            338,663
                                  ---------          ---------
    TOTAL LIABILITIES             1,044,304          1,510,411
                                  ---------          ---------

PARTNERS' EQUITY:
  General Partners                    9,456              9,958
  Limited Partners                  865,489            915,184
                                  ---------          ---------
    TOTAL PARTNERS' EQUITY          874,945            925,142
                                  ---------          ---------
                                 $1,919,249        $ 2,435,553
                                  =========          =========

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                     STATEMENTS OF OPERATIONS

                                Three Months        Three Months
                                   Ended               Ended
                               March 31, 1999      March 31, 1998
                               --------------      --------------
                                (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                   $   484,650         $   540,488
  Interest                              -                    543
  Loss on Sale of Equipment         (205,453)               -
                                  -----------         ----------
TOTAL REVENUES                       279,197             541,031

OPERATING EXPENSES:
  Interest                            22,867              44,634
  Depreciation & Amortization        218,808             562,355
  Remarketing Commissions Paid
    to Outside Lease Brokers          33,600                -
  Administrative                      21,856              19,965
                                  -----------         -----------
  TOTAL OPERATING EXPENSES           297,131             626,954
                                  -----------         -----------

NET LOSS                         $   (17,934)        $   (85,923)
                                  ===========         ===========

NET LOSS ALLOCATED TO:
  General Partners               $      (179)        $      (859)
  Limited Partners                   (17,755)            (85,064)
                                  -----------         -----------
                                 $   (17,934)        $   (85,923)
                                  ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                    1.0533             1.0533
   Limited Partners                  104.2761           104.2761

BASIC EARNINGS PER WEIGHTED AVERAGE UNIT:
   General Partners                  $   (170)          $    816
   Limited Partners                  $   (170)          $    816

See accompanying notes to financial statements (Unaudited)

                     TRIUMPHE LEASING IX L.P.
                   STATEMENT OF PARTNERS' EQUITY

                        Three Months Ended March 31, 1999
                                   (Unaudited)
                                      GENERAL        LIMITED

                           TOTAL      PARTNERS      PARTNERS
PARTNERS' EQUITY
  Beginning of period  $   925,142   $  9,958     $   915,184

NET LOSS                   (17,934)      (179)        (17,755)
DISTRIBUTIONS              (32,263)      (323)        (31,940)
                        -----------   --------     -----------
PARTNERS' EQUITY
  End of period        $   874,945   $  9,456     $   865,489
                        ===========   ========     ===========

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P
                            STATEMENTS OF CASH FLOWS
                                Three Months        Three Months
                                   Ended               Ended
                               March 31, 1999      March 31, 1998
                               --------------      --------------
                                 (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                        $   (17,934)       $  (132,110)
  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

   Depreciation & amortization       218,808            562,354
   Loss on sale of equipment         205,453               -

 Changes in assets and liabilities:
    (Increase) Decrease in accounts
     receivable                      (53,354)             5,328
    Increase in prepaid expense       (1,371)            (2,274)
    Increase in accrued
     management fees                  17,366             21,049
    Increase in other liabilities      3,892               -
                                  -----------        -----------

       Net cash provided by
       operating activities          372,860            454,347
                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment     44,000               -
  Principal payments received under
    direct financing leases           94,207             90,282
                                  -----------        -----------

       Net cash provided by
       investing activities          138,207             90,282
                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners          (32,263)           (64,564)
  Principal payments of nonrecourse
   debt                             (487,365)          (541,345)
                                  -----------        -----------

       Net cash used in
       financing activities         (519,628)          (605,909)
                                  -----------        -----------

NET DECREASE IN CASH AND
  EQUIVALENTS                         (8,561)           (61,280)

CASH AND EQUIVALENTS,
  at the beginning of the period      38,281            179,796
                                  -----------        -----------

CASH AND EQUIVALENTS,
  at the end of the period       $    29,720        $   118,516
                                  ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
   for interest                  $    22,867        $    65,741

See accompanying notes to financial statements (Unaudited)

                            TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL INFORMATION

     The financial information included herein at March 31, 1999 and the three months ended March 31, 1999, and March 31, 1998, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operations for those periods.

     The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

        The partnership was formed on November 30, 1993, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended March 31, 1999 was the twenty-first quarter of operations of the partnership.

NOTE 3 - PREPAID EXPENSES

        The prepaid syndication and organization costs are costs that are attributable to the formation and organization of the partnership. These costs are ultimately expected to be approximately $150,000. The portion of these costs which are attributable to organization costs were amortized using the straight-line method over a sixty-month period.

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

                             TRIUMPHE LEASING IX L.P.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LEASES

       The following lists the components of the net investment in leases as of March 31, 1999:

Total minimum lease payments to be received           $   137,358

Estimated residual values of leased property               13,378

Less: Unearned income                                         -
                                                       ----------
Net investment in leases                              $   150,736
                                                       ==========


       At March 31, 1999, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are expected to be received as follows:



                     YEAR                     AMOUNT

                     1999                    1,280,275
                     2000                      151,610

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership commenced the offering of units and began operations on January 31, 1994. As of March 31, 1999 the partnership had sold $1,893,615 in Investor Limited Partner Units. As of March 31, 1999 the partnership acquired leased equipment of $10,707,925 with an equity investment of $1,797,612 and nonrecourse bank borrowing of $8,910,313.

OPERATIONS
Total revenues decreased to $279,197 for the first quarter of the fiscal year ending December 31, 1999 ("fiscal 1999") from $541,031 for the first quarter of the fiscal year ended December 31, 1998 ("fiscal 1998"). Total revenues consist of lease rental income, interest earned on short-term money market investments and loss on sale of equipment. The decrease in total revenues was primarily attributable to a decline in the amount of equipment on lease and the loss on sale of equipment.

Operating expenses decreased to $297,131 for the first quarter of fiscal 1999 from $626,954 for the first quarter of fiscal 1998. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses resulted primarily from a decrease in the amount of equipment on lease.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase as offering proceeds are collected and decrease as the partnership makes equipment investments. Cash of the partnership at March 31, 1999 include offering proceeds available for investment in equipment and undistributed cash earned during the period from January 31, 1994 to March 31, 1999.

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


                         TRIUMPHE LEASING IX L.P.
                         By:  TL GENERAL IX CORP.,
                         Its:  General Partner


  Date  May 3, 1999              By: /s/ Gerald A. Horwitz
                                     ----------------------------

                                     Gerald A. Horwitz, President
                                     (Principal Executive
                                     Officer)



  Date  May 3, 1999              By: /s/ Jerry L. Schwartz
                                     ----------------------------
                                     Jerry L. Schwartz,
                                     Vice President,
                                     Secretary and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)


  Date  May 3, 1999              By: /s/ Gerald A. Horwitz
                                     ----------------------------
                                     Gerald A. Horwitz
                                     Its: General Partner